Form 10-K
period 1993-12-31
BELL ATLANTIC DELAWARE INC
filed 1994-03-31
CIK 28729

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                              ----------------

                                  FORM 10-K

                              ----------------


     (Mark one)
        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1993

                                     OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from      to


                        Commission file Number 1-7757


                       BELL ATLANTIC - DELAWARE, INC.

             (Former Name:  The Diamond State Telephone Company)


A Delaware Corporation              I.R.S. Employer Identification No.
                                               23-0523775


               901 Tatnall Street, Wilmington, Delaware  19801


                       Telephone Number (302) 576-5420

                              ----------------


Securities registered pursuant to Section 12(b) of the Act: See attached Schedule A.

Securities registered pursuant to Section 12(g) of the Act:  None.


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      ----

                       Bell Atlantic - Delaware, Inc.

                                 SCHEDULE A


Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
                Title of each class                        on which registered
- ----------------------------------------------------      --------------------
Forty Year 7% Debentures, due December 1, 2008               New York Stock
                                                                Exchange

                       Bell Atlantic - Delaware, Inc.

                              TABLE OF CONTENTS


Item No.                                                             Page
- --------                                                             ----
                                   PART I

1.  Business .....................................................    1
2.  Properties ...................................................   13
3.  Legal Proceedings ............................................   14
4.  Submission of Matters to a Vote of Security Holders ..........   15


                                   PART II

5.  Market for Registrant's Common Equity and Related
    Stockholder Matters ..........................................   15
6.  Selected Financial Data ......................................   15
7.  Management's Discussion and Analysis of Results of Operations
    (Abbreviated pursuant to General Instruction J(2)) ...........   16
8.  Financial Statements and Supplementary Data ..................   22
9.  Changes in and Disagreements with Accountants on Accounting
    and Financial Disclosure .....................................   22


                                  PART III

10.  Directors and Executive Officers of the Registrant ...........   22
11.  Executive Compensation .......................................   22
12.  Security Ownership of Certain Beneficial Owners and
     Management ...................................................   22
13.  Certain Relationships and Related Transactions ...............   22


                                   PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on
     Form 8-K .....................................................   22



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 24, 1994.

                                   PART I


Item 1.  Business

                                   GENERAL

   Bell Atlantic - Delaware, Inc. (formerly The Diamond State Telephone Company) (the "Company") is incorporated under the laws of the State of Delaware and has its principal offices at 901 Tatnall Street, Wilmington, Delaware 19801 (telephone number 302-576-5420). The Company is a wholly owned subsidiary of Bell Atlantic Corporation ("Bell Atlantic"), which is one of the seven regional holding companies ("RHCs") formed in connection with the court-approved divestiture (the "Divestiture"), effective January 1, 1984, of those assets of the American Telephone and Telegraph Company ("AT&T") related to exchange telecommunications, exchange access functions, printed directories and cellular mobile communications.

   The Company presently serves a territory consisting of a single Local Access and Transport Area ("LATA"). A LATA is generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, a LATA marks the boundary within which the Company may provide telephone service.

   The Company provides two basic types of telecommunications services. First, the Company transports telecommunications traffic between subscribers located within the same LATA ("intraLATA service"), including both local and toll services. Local service includes the provision of local exchange ("dial tone"), local private line and public telephone services (including dial tone service for pay telephones owned by the Company and other pay telephone providers). Among other local services provided are Centrex (telephone company central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Toll service includes message toll service (calling service beyond the local calling area) within LATA boundaries, and intraLATA Wide Area Toll Service (WATS)/800 services (volume discount offerings for customers with highly concentrated demand). Second, the Company provides exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide telecommunications service between LATAs ("interLATA service") to their customers. See "Line of Business Restrictions". The Company also provides exchange access service to interexchange carriers which provide intrastate intraLATA long distance telecommunications service. See "Competition - IntraLATA Toll Competition".

   The communications industry is currently undergoing fundamental changes driven by the accelerated pace of technological innovation, the convergence of the telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which many traditional regulatory barriers are being lowered and competition permitted or encouraged. Although no definitive prediction can be made of the market opportunities these changes will present or whether Bell Atlantic and its subsidiaries, including the Company, will be able successfully to take advantage of these opportunities, Bell Atlantic is positioning itself to be a leading communications, information services and entertainment company.


                                 OPERATIONS

   During 1993, Bell Atlantic reorganized certain functions formerly performed by each of the seven Bell System operating companies ("BOCs") transferred to it pursuant to the Divestiture, including the Company (collectively, the "Network Services Companies"), into nine lines of business ("LOBs") organized across the Network Services Companies around specific market segments. The Network Services Companies, however, remain responsible within their respective service areas for the provision of telephone services, for financial performance and for regulatory matters. The nine LOBs are:

   The Consumer Services LOB markets communications services to residential
       -----------------
customers within the service territories of the Network Services Companies, including the service territory of the Company, and plans in the future to market information services and entertainment programming.

   The Carrier Services LOB markets (i) switched and special access to the
       ----------------
Company's local exchange network, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. The principal customers of this LOB are interexchange carriers; AT&T is the largest single customer. Other customers include business customers and government agencies with their own special access network connections, wireless customers and other local exchange carriers ("LECs") which resell network connections to their own customers.

   The Small Business Services LOB markets communications and information
       -----------------------
services to small businesses (customers having up to 20 access lines or 100 Centrex lines).

   The Large Business Services LOB markets communications and information
       -----------------------
services to large businesses (customers having more than 20 access lines or more than 100 Centrex lines). These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911, intelligent vehicle highway systems), video services (distance learning, telemedicine, surveillance, videoconferencing) and integrated multi-media applications services.

   The Directory Services LOB manages the provision of (i) advertising and
       ------------------
marketing services to advertisers, and (ii) listing information (e.g., White Pages and Yellow Pages). These services are currently provided primarily through print media, but the Company expects that use of electronic formats will increase in the future. In addition, the Directory Services LOB manages the provision of photocomposition, database management and other related products and services to publishers.

   The Public and Operator Services LOB markets pay telephone and operator
       ----------------------------
services in the service territories of the Network Services Companies to meet consumer needs for accessing public networks, locating and identifying network subscribers, providing calling assistance and arranging billing alternatives (e.g., calling card, collect and third party calls).

   The Federal Systems LOB markets communications and information technology and
       ---------------
services to departments, agencies and offices of the executive, judicial and legislative branches of the federal government.

   The Information Services LOB has been established to provide programming
       --------------------
services, including on-demand entertainment, transactions and interactive multimedia applications within the Territory and in selected other markets. See "FCC Regulation and Interstate Rates - Telephone Company Provision of Video Dial Tone and Video Programming".

   The Network LOB manages the technologies, services and systems platforms
       -------
required by the other eight LOBs and the Network Services Companies, including the Company, to meet the needs of their respective customers, including, without limitation, switching, feature development and on-premises installation and maintenance services.

   The Company has been making and expects to continue to make significant capital expenditures on its networks to meet the demand for communications services and to further improve such services. Capital expenditures of the Company were approximately $51 million in 1991, $45 million in 1992, and $48 million in 1993. The total investment of the Company in plant, property and equipment decreased from approximately $661 million at December 31, 1991 to approximately $626 million at December 31, 1992, and increased to approximately $656 million at December 31, 1993, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.

   The Company is projecting construction expenditures for 1994 at an amount similar to 1993. However, subject to regulatory approvals, the Network Services Companies, including the Company, plan to allocate capital resources to the deployment of broadband network platforms (technologies ultimately capable of providing a switched facility for access to and transport of high-speed data services, video-on-demand, and image and interactive multimedia applications). Most of the funds for these expenditures are expected to be generated internally. Some additional external financing may be necessary or desirable.


                         LINE OF BUSINESS RESTRICTIONS

   The consent decree entitled "Modification of Final Judgment" ("MFJ") approved by the United States District Court for the District of Columbia (the "D.C. District Court") which, together with the Plan of Reorganization ("Plan") approved by the D.C. District Court, set forth the terms of Divestiture also established certain restrictions on the post-Divestiture activities of the RHCs, including Bell Atlantic. The MFJ's principal restrictions on post-Divestiture RHC activities included prohibitions on (i) providing interexchange telecommunications, (ii) providing information services, (iii) engaging in the manufacture of telecommunications equipment and customer premises equipment ("CPE"), and (iv) entering into any non-telecommunications businesses, in each case without the approval of the D.C. District Court. Since Divestiture, the D.C. District Court has retained jurisdiction over the construction, modification, implementation and enforcement of the MFJ.

   In September 1987, the D.C. District Court rendered a decision which eliminated the need for the RHCs to obtain its approval prior to entering into non-telecommunications businesses. However, the D.C. District Court refused to eliminate the restrictions relating to equipment manufacturing or providing interexchange services. With respect to information services, the Court issued a ruling in March 1988 which permitted the RHCs to engage in a number of information transport functions as well as voice storage and retrieval services, including voice messaging, electronic mail and certain information gateway services. However, the RHCs were generally prohibited from providing the content of the data they transmitted. As the result of an appeal of the D.C. District Court's September 1987 and March 1988 decisions by the RHCs and other parties, the United States Court of Appeals for the District of Columbia Circuit ordered the D.C. District Court to reconsider the RHCs' request to provide information content and determine whether removal of the restrictions thereon would be in the public interest. In July 1991, the D.C. District Court removed the remaining restrictions on RHC participation in information services, but imposed a stay pending appeal of that decision. In October 1991, the United States Court of Appeals for the District of Columbia Circuit vacated the stay, thereby permitting the RHCs to provide information services, and in May 1993 affirmed the D.C. District Court's July 1991 decision. The United States Supreme Court denied certiorari in November 1993.

   Several bills have been introduced in the current session of Congress pursuant to which the line of business restrictions established by the MFJ could be eliminated or modified. No definitive prediction can be made as to whether or when any such legislation will be enacted, the provisions thereof or their impact on the business or financial condition of the Company.

                      FCC REGULATION AND INTERSTATE RATES

   The Company is subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate services and certain related matters. The FCC prescribes a uniform system of accounts for telephone companies, interstate depreciation rates and the principles and standard procedures used to separate plant investment, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those applicable to intrastate services under the jurisdiction of the respective state regulatory authorities ("separations procedures"). The FCC also prescribes procedures for allocating costs and revenues between regulated and unregulated activities.

  Interstate Access Charges

   The Company provides intraLATA service and does not participate in the provision of interLATA service except through offerings of exchange access service. The FCC has prescribed structures for exchange access tariffs to specify the charges ("Access Charges") for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. Access Charges are intended to recover the related costs of the Company which have been allocated to the interstate jurisdiction ("Interstate Costs") under the FCC's separations procedures.

   In general, the tariff structures prescribed by the FCC provide that Interstate Costs of the Company which do not vary based on usage ("non-traffic sensitive costs") are recovered from subscribers through flat monthly charges ("Subscriber Line Charges"), and from interexchange carriers through usage-sensitive Carrier Common Line ("CCL") charges. See "FCC Regulation and Interstate Rates - FCC Access Charge Pooling Arrangements". Traffic-sensitive Interstate Costs are recovered from carriers through variable access charges based on several factors, primarily usage.

   In May 1984, the FCC authorized the implementation of Access Charge tariffs for "switched access service" (access to the local exchange network) and of Subscriber Line Charges for multiple line business customers (up to $6.00 per month per line). In 1985, the FCC authorized Subscriber Line Charges for residential and single-line business customers at the rate of $1.00 per month per line, which increased in installments to $3.50 effective April 1, 1989.

   As a result of the phasing in of Subscriber Line Charges, a substantial portion of non-traffic sensitive Interstate Costs is now recovered directly from subscribers, thereby reducing the per-minute CCL charges to interexchange carriers. This significant reduction in CCL charges has tended to reduce the incentive for interexchange carriers and their high-volume customers to bypass the Company's switched network via special access lines or alternative communications systems. However, competition for this access business has increased in recent years. See "Competition - Alternative Access and Local Services".

  FCC Access Charge Pooling Arrangements

   The FCC previously required that all LECs, including the Company, pool revenues from CCL and Subscriber Line Charges that cover the non-traffic sensitive costs of the local exchange network, that is, the Interstate Costs associated with the lines from subscribers' premises to telephone company central offices. To administer such pooling arrangements, the FCC mandated the formation of the National Exchange Carrier Association, Inc. Some LECs received more revenue from the pool than they billed their interexchange carrier customers using the nationwide average CCL rate. Other companies, including the Company, received substantially less from the pool than the amount billed to their interexchange carrier customers.

   By an order adopted in 1987, the FCC changed its mandatory pooling requirements. These changes, which became effective April 1, 1989, permitted all of the Network Services Companies as a group to withdraw from the pool and to charge CCL rates which more closely reflect their non-traffic sensitive costs. The Network Services Companies, including the Company, are still obligated to make contributions of CCL revenues to companies who choose to continue to pool non-traffic sensitive costs so that the pooling companies can charge a CCL rate no greater than the nationwide average CCL rate. In addition to this continuing obligation, the Network Services Companies, including the Company, have a transitional support obligation to high cost companies who left the pool in 1989 and 1990. This transitional support obligation phases out over five years. These long-term and transitional support requirements will be recovered in the Network Services Companies' (including the Company's) CCL rates.

  Depreciation

   Depreciation rates provide for the recovery of the Company's investment in telephone plant and equipment, and are revised periodically to reflect more current estimates of remaining service lives and future net salvage values. In October 1993, the FCC issued an order simplifying the depreciation filing process by reducing the information required for certain categories of plant and equipment whose remaining service life, salvage estimates and depreciation rates fall within an approved range. Petitions for reconsideration of that order were filed in December 1993. In November 1993, the FCC issued a further order inviting comments on proposed ranges for an initial group of categories of plant and equipment.

   On March 3, 1994, the Company filed its triennial Depreciation Rate Study with the FCC, which presents proposed depreciation rates for all depreciable plant of the Company. The Company is requesting changes in rates retroactive to January 1, 1994 which will result in an increase of $12.5 million annually.

  Price Caps

   In September 1990, the FCC adopted "price cap" regulation to replace the traditional rate of return regulation of LECs. LEC price cap regulation became effective on January 1, 1991.

   The price cap system places a cap on overall prices for interstate services and requires that the cap decrease annually, in inflation-adjusted terms, by a fixed percentage which is intended to reflect expected increases in productivity. The price cap level can also be adjusted to reflect "exogenous" changes, such as changes in FCC separations procedures or accounting rules. LECs subject to price caps have somewhat increased flexibility to change the prices of existing services within certain groupings of interstate services, known as "baskets".

   Under price cap regulation, the FCC set an authorized rate of return of 11.25% for the years 1991 and beyond. To the extent that a company is able to earn a higher rate of return through improved efficiency, the FCC's price cap rules permit them to retain the full amount of this higher return up to 100 basis points above the authorized rate of return (currently, up to a 12.25% rate of return). If a company's rate of return is between 100 and 500 basis points above the authorized rate of return (that is, currently, between 12.25% and 16.25%), the company must share 50% of the earnings above the 100-basis-point level with customers by reducing rates prospectively. All earnings above the 500-basis-point level must be returned to customers in the form of prospective rate decreases. If, on the other hand, a company's rate of return is more than 100 basis points below the authorized rate of return (that is, currently, below 10.25%), the company is permitted to increase rates prospectively to make up the deficiency.

   Under FCC-approved tariffs, the Network Services Companies are charging uniform rates for interstate access services (with the exception of Subscriber Line Charges) throughout their service areas and are regarded as a single unit by the FCC for rate of return measurement.

   On February 16, 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of LEC price cap rules and decide what changes, if any, should be made to those rules. This rulemaking is expected to be concluded by the end of 1994.

   In January 1993, the FCC denied the Company exogenous treatment of the increased expense for postretirement benefits required under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which the Company adopted effective January 1, 1991. The Company has appealed this decision. The appeal is likely to be decided during the second half of 1994.

Computer Inquiry III

   In August 1985, the FCC initiated Computer Inquiry III to re-examine its regulations requiring that "enhanced services" (e.g., voice messaging services, electronic mail, videotext gateway, protocol conversion) be offered only through a structurally separated subsidiary. In 1986, the FCC eliminated this requirement, permitting the Company to offer enhanced services, subject to compliance with a series of nonstructural safeguards designed to promote an effectively competitive market. These safeguards include detailed cost accounting, protection of customer information and certain reporting requirements.

   In June 1990, the United States Court of Appeals for the Ninth Circuit vacated and remanded the Computer Inquiry III decisions to the FCC, finding that the FCC had not fully justified those decisions. In December 1991, the FCC adopted an order which reinstated relief from the separate subsidiary requirement upon a company's compliance with the FCC's Computer III Open Network Architecture ("ONA") requirements and strengthened some of the nonstructural safeguards. In the interim, the Network Services Companies, including the Company, had filed interstate tariffs implementing the ONA requirements. Those tariffs became effective in February 1992, subject to further investigation. That investigation was completed on December 15, 1993, when an order was released making minor changes to the Network Services Companies' ONA rates. In March 1992, the Company certified to the FCC that it had complied with all initial ONA obligations and therefore should be granted structural relief for enhanced services. The FCC granted the Company structural relief in June 1992. Other parties have appealed this decision, which remains in effect pending the outcome of the appeal. A decision on the appeal is likely by the end of 1994.

   The FCC's December 1991 order has been appealed to the United States Court of Appeals for the Ninth Circuit by several parties. Pending decision on those appeals, the FCC's decision remains in effect. If a court again reverses the FCC, the Company's right to offer enhanced services could be impaired.

  FCC Cost Allocation and Affiliate Transaction Rules

   In 1987, the FCC adopted rules governing (i) the allocation of costs between the regulated and unregulated activities of a communications common carrier and
(ii) transactions between the regulated and unregulated affiliates of a communications common carrier.

   The cost allocation rules apply to certain unregulated activities:
activities that have never been regulated as communications common carrier offerings and activities that have been preemptively deregulated by the FCC.
The costs of these activities are removed prior to the separations procedures process and are allocated to unregulated activities in the aggregate, not to specific services for pricing purposes. Other activities must be accounted for as regulated activities, and their costs are subject to separations procedures. These activities include (i) those which have been deregulated by the FCC without preempting state regulation, (ii) those which have been deregulated by a state but not the FCC and (iii) "incidental activities," which cannot, in the aggregate, generate more than 1% of a company's revenues. Since the Network Services Companies, including the Company, engage in these types of activities, the Network Services Companies, including the Company, pursuant to the FCC's cost allocation rules, filed a cost allocation manual, which has been approved by the FCC.

   The affiliate transaction rules govern the pricing of assets transferred to and services provided by affiliates. These rules generally require that assets be transferred between affiliates at "market price", if such price can be established through a tariff or a prevailing price actually charged to third parties. In the absence of a tariff or prevailing price, "market price" cannot be established, in which case (i) asset transfers from a regulated to an unregulated affiliate must be valued at the higher of cost or fair market value, and (ii) asset transfers from an unregulated to a regulated affiliate must be valued at the lower of cost or fair market value. The affiliate transaction rules require that a service provided by one affiliate to another affiliate, which service is also provided to unaffiliated entities, must be valued at tariff rates or market prices. If the affiliate does not also provide the service to unaffiliated entities, the price must be determined in accordance with the FCC's cost allocation principles. In October 1993, the FCC proposed new affiliate transaction rules which would essentially eliminate the different rules for the provision of services and apply the asset transfer rules to all affiliate transactions. The Network Services Companies, including the Company, have filed comments opposing the proposed rules.

   The FCC has not attempted to make its cost allocation or affiliate transaction rules preemptive. State regulatory authorities are free to use different cost allocation methods and affiliate transaction rules for intrastate ratemaking and to require carriers to keep separate allocation records.

  Telephone Company Provision of Video Dial Tone and Video Programming

   In 1987, the FCC initiated an inquiry into whether developments in the cable and telephone industries warranted changes in the rules prohibiting telephone companies such as the Company from providing video programming in their respective service territories directly or indirectly through an affiliate.

   In November 1991, the FCC released a Further Notice of Proposed Rulemaking in these proceedings. In August 1992, the FCC issued an order permitting telephone companies such as the Company to provide "video dial tone" service. Video dial tone permits telephone companies to provide transport to multiple programmers on a non-discriminatory common carrier basis. The FCC has also ruled that neither telephone companies that provide video dial tone service, nor video programmers that use these services, are required to obtain local cable franchises. Other parties have appealed these orders, which remain in effect pending the outcome of the appeal.

   In December 1992, two Bell Atlantic Companies, Bell Atlantic - Virginia, Inc. and Bell Atlantic Video Services Company, filed a lawsuit against the federal government in the United States District Court for the Eastern District of Virginia seeking to overturn the prohibition in the Cable Communications Policy Act of 1984 against LECs providing video programming in their respective service areas. In a decision rendered in August 1993 and clarified in October 1993, the court struck down this prohibition as a violation of the First Amendment's freedom of speech protections and enjoined its enforcement against Bell Atlantic, the Network Services Companies, including the Company, and Bell Atlantic Video Services Company. This decision has been appealed to the United States Court of Appeals for the Fourth Circuit.

   In early 1993, the FCC granted Bell Atlantic authority to test a new technology known as Asynchronous Digital Subscriber Line ("ADSL") for use in delivering video entertainment and information over existing copper telephone lines. Beginning in March 1993, Bell Atlantic began a one-year technical trial of ADSL serving up to 400 Bell Atlantic employees in northern
Virginia. In the Fall of 1993, Bell Atlantic petitioned the FCC for authorization to expand and convert this technical trial upon its completion into a six month market trial serving up to 2,000 customers. Bell Atlantic also requested authority to offer a commercial video dial tone service to customers served by 25 central offices in parts of northern Virginia and southern Maryland upon completion of the six month market trial. These applications are pending at the FCC.

  Interconnection and Collocation

   In October 1992, the FCC issued an order allowing third parties to collocate their equipment in telephone company offices to provide special access (private line) services to the public. The FCC's stated purpose was to encourage greater competition in the provision of interstate special access services. The order permits collocating parties to pay LECs an interconnection charge that is lower than the existing tariffed rates for similar non-collocated services; it allows LECs limited additional pricing flexibility for their own special access services when collocated interconnection is operational. In February 1993, Bell Atlantic's seven telephone subsidiaries, including the Company, filed an interstate tariff to allow collocation for special access services. This tariff is currently effective. Bell Atlantic and certain other parties have appealed the FCC's special access collocation order. Bell Atlantic expects the appeal to be decided in 1994.

   On September 2, 1993, the FCC extended collocation to switched access services. The terms and conditions for switched access collocation are similar to those for special access collocation. On November 18, 1993, Bell Atlantic's seven telephone subsidiaries, including the Company, filed an interstate tariff to allow collocation for switched access services. This tariff became effective on February 16, 1994. Bell Atlantic and certain other parties have appealed the FCC's switched access collocation order. Appeals of this order have been stayed pending a decision on the appeals of the special access collocation order.

   Increased competition through collocation will adversely affect the revenues of the Company, although some of the lost revenues could be offset by increased demand of the Company's own special access services as a result of the slightly increased pricing flexibility that the FCC has permitted. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, may be larger than from special access collocation.

  Intelligent Networks

   In December 1991, the FCC issued a Notice of Inquiry into the plans of the BOCs, including the Company, to deploy new "modular" network architectures, such as Advanced Intelligent Network ("AIN") technology. The Notice of Inquiry asks what, if any, regulatory action the FCC should take to assure that such architectures are deployed in a manner that is "open, responsive, and procompetitive". On August 31, 1993, the FCC issued a Notice of Proposed Rulemaking proposing a schedule for AIN deployment. The proposals in that Notice of Proposed Rulemaking generally follow those that Bell Atlantic proposed in its response to the Notice of Inquiry. The Company cannot estimate when the FCC will conclude this proceeding.

   The results of this proposed rulemaking could include a requirement that the Company offer individual components of its services, such as switching and transport, to competitors who will provide the remainder of such services through their own facilities. Such increased competition could divert revenues from the Company. However, deployment of AIN technology may also enable the Company to respond more quickly and efficiently to customer requests for new services. This could result in increased revenues from new services that could at least partially offset losses resulting from increased competition.


                    STATE REGULATION AND INTRASTATE RATES

   The communications services of the Company are subject to regulation by the Delaware Public Service Commission (the "PSC") with respect to intrastate rates and services and other matters.

   In August 1992, the Company filed an intrastate rate case with the PSC to increase intrastate net revenues by $14.3 million annually. In November 1993, the PSC voted to award the Company a $3.8 million annual intrastate revenue increase based on the stipulated 10.58% overall rate of return. The Company then filed a petition for reargument of the decision, requesting that the PSC increase the Company's revenue award by an additional $6.3 million annually. On December 6, 1993, the Company entered into an agreement with the Office of Public Advocate of the Delaware state government which stipulated an increase in the Company's revenue award of $1.5 million annually. The PSC approved the stipulation and ordered a revised annual intrastate revenue increase of $5.3 million. The Company put final rates into effect on December 15, 1993.

   The Delaware Telecommunications Technology Investment Act of 1993 (the "Delaware Telecommunications Act") became effective on July 8, 1993. The Delaware Telecommunications Act modified telecommunications industry regulation for intrastate services and allows the Company to elect to be regulated under an alternative regulation plan instead of traditional rate of return regulation. The Delaware Telecommunications Act provides:

   -- that the prices of "Basic Telephone Services" (e.g., dial tone and local usage) will remain regulated and cannot change in any one year by more than the rate of inflation, less 3%;

   -- that the prices of "Discretionary Services" (e.g., Identa Ring(SM) and Calling Waiting) cannot increase more than 15% per year per service, after an initial one-year cap;

   -- that the prices of "Competitive Services" (e.g., directory advertising and message toll service) will not be subject to tariff; and

   -- that the Company develop a technology deployment plan with a commitment to invest a minimum of $250 million in Delaware's telecommunications network during the first five years of the plan.

   The Delaware Telecommunications Act also provides protections to ensure that competitors will not be unfairly disadvantaged, including a prohibition on cross-subsidization, imputation rules, services unbundling and resale service availability requirements, and a review by the PSC during the fifth year of the plan. On July 20, 1993, the PSC has initiated a rulemaking to develop regulations for the implementation of the Delaware Telecommunications Act.

   On March 24, 1994, the Company elected to be regulated under the alternative regulation provisions of the Delaware Telecommunications Act. On such date, the Company also filed a technology deployment plan consistent with such legislation pursuant to which it committed to (i) link public schools, major medical facilities and state government offices to the "information superhighway", (ii) digitize all of its telephone switches by 1998, and (iii) connect all of its central offices with fiber optic cable by 1998.

   Management does not believe that operating under the provisions of the Delaware Telecommunications Act will have a material impact on the financial condition or results of operations of the Company.

                          NEW PRODUCTS AND SERVICES

  Bell Atlantic(R) IQ(SM) Services

   All of the Network Services Companies, including the Company, have introduced the Bell Atlantic(R) IQ(SM) Services family of calling features (although not all features are available in all states). These features include Identa Ring(SM), which allows a single line to have multiple telephone
        -----------
numbers, each with a distinctive ring; Repeat Call, which allows customers
                                       -----------
automatically to redial busy phone numbers; Return Call, which allows
                                            -----------
customers automatically to return the last incoming call, even without knowing the number; Ultra Forward(SM), which customers can use to program call-
            -------------
forwarding instructions; Home Intercom, which allows for phone-to-phone
                         -------------
dialing within the home; and Caller ID, which displays the number of the
                             ---------
calling party.

  Information Services

   The Company offers various types of information services, such as message storage services, voice mail and electronic mail, including

Answer Call, a telephone answering service aimed at residential and small
- -----------
business customers.

                                 COMPETITION

   Regulatory proceedings, as well as new technology, are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company.

  Alternative Access and Local Services

   A substantial portion of the Company's revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

   The Company faces competition from alternative communications systems, constructed by large end users, interexchange carriers, and alternative access vendors which are capable of originating and/or terminating calls without the use of the local telephone company's plant.

   The ability of such alternative access providers to compete with the Company has been enhanced by the FCC's orders requiring the Company to offer collocated interconnection for special and switched access services.

   Other potential sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of bypassing the Company's local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of the Company's lines.

   Well-financed competitors are seeking authority, or are likely soon to seek authority, to offer competing local exchange services, such as dial tone and local usage, in some of the most lucrative of the Company's local telephone service areas.

   The largest long-distance carrier is also positioning itself to begin to offer services that will compete with the Company's local exchange services. In November 1992, AT&T announced its intention to acquire a controlling interest in McCaw Cellular Communications Inc. ("McCaw"), the largest cellular company in the United States, and to integrate McCaw's wireless local service network with AT&T's long distance network.

   The entry of these and other local exchange service competitors will almost certainly reduce the local exchange service revenues of the Company, at least in the market segments and geographical areas in which the competitors operate. Depending on such competitors' success in marketing their services, and the conditions of interconnection established by the regulatory commissions, these reductions could be significant. These revenue reductions may be offset to some extent by revenues from interconnection charges to be paid to the Company by these competitors.

   The Company seeks to meet such competition by establishing and/or maintaining competitive cost-based prices for local exchange services (to the extent the FCC and state regulatory authorities permit the Company's prices to move toward costs), by keeping service quality high and by effectively implementing advances in technology. See "FCC Regulation and Interstate Rates - Interstate Access Charges" and "- FCC Access Charge Pooling Arrangements".

  Personal Communications Services

   Radio-based personal communications services ("PCS") also constitute potential sources of competition to the Company. PCS consists of wireless portable telephone services which would allow customers to make and receive telephone calls from any location using small handsets, and which could also be used for data transmission. The FCC has authorized trials of such services, using a variety of technologies, by numerous companies.

   In September 1993, the FCC issued a report and order allocating radio spectrum to be licensed for use in providing PCS. Under the order, seven separate bandwidths of spectrum, ranging in size from 10 MHz to 30 MHz, would be auctioned to potential PCS providers in each geographic area of the United States; five of the spectrum blocks would be auctioned by "basic trading area" and the remaining two would be auctioned by larger "major trading area" (as such trading areas are defined by Rand McNally). LECs and companies with LEC subsidiaries, such as Bell Atlantic, are eligible to bid for PCS licenses, except that cellular carriers, such as Bell Atlantic, are limited to obtaining only 10 MHz of PCS bandwidth in areas where they provide cellular service. Bidders other than cellular providers may obtain multiple licenses aggregating up to 40 MHz of bandwidth in any area. Bell Atlantic has stated that it intends to pursue PCS licenses in the auctions, which are expected to be held in 1994 or in early 1995.

   If implemented, PCS and other similar services would compete with services currently offered by the Company, and could result in losses of revenues.

  Centrex

   The Company offers Centrex service, which is a telephone company central office-based communications system for business, government and other institutional customers consisting of a variety of integrated software-based features located in a centralized switch or switches and extended to the customer's premises primarily via local distribution facilities. In the provision of Centrex, the Company is subject to significant competition from the providers of CPE systems, such as private branch exchanges ("PBXs"), which perform similar functions with less use of the Company's switching facilities.

   Users of Centrex systems generally require more subscriber lines than users of PBX systems of similar capacity. The FCC increased the maximum Subscriber Line Charge on embedded Centrex lines to $6.00 per month per line effective April 1, 1989. Increases in Subscriber Line Charges result in Centrex users incurring higher charges than users of comparable PBX systems.

  IntraLATA Toll Competition

   The ability of interexchange carriers to engage in the provision of intrastate intraLATA toll service in competition with the Company is subject to state regulation. Such competition is permitted in Delaware. In addition, the PSC has initiated a proceeding to determine whether to require presubscription and dialing parity ("+1 dialing") for intraLATA toll competitors of the Company.

   Management believes that intraLATA presubscription, if implemented without adequate compensation and regulatory relief, could have a material effect on the Company's financial condition and results of operations.

  Directories

   The Company continues to face significant competition from other providers of directories as well as competition from other advertising media. In particular, the former sales representative of the Network Services Companies, including the Company, publishes directories in competition with those published by the Company in its service territory.

  Public Telephone Services

   The Company faces increasing competition in the provision of pay telephone services from other pay telephone service providers. In addition, the growth of wireless communications negatively impacts usage of public telephones.

  Operator Services

   Alternative operator services providers have entered into competition with the Company's operator services product line.


                      CERTAIN CONTRACTS AND RELATIONSHIPS

   Certain planning, marketing, procurement, financial, legal, accounting, technical support and other management services are provided on behalf of the Company on a centralized basis by Bell Atlantic's wholly owned subsidiary, Bell Atlantic Network Services, Inc. ("NSI"). Bell Atlantic Network Funding Corporation provides short-term financing and cash management services to the Company.

   The seven RHCs each own (directly or through subsidiaries) a one-seventh interest in Bell Communications Research, Inc. ("Bellcore"). Pursuant to the Plan, Bellcore furnishes the RHCs and their BOC subsidiaries with technical assistance such as network planning, engineering and software development, as well as various other consulting services that can be provided more effectively on a centralized basis. Bellcore is the central point of contact for coordinating the efforts of the RHCs in meeting the national security and emergency preparedness requirements of the federal government. It also helps to mobilize the combined resources of the RHCs in times of natural disasters.


                               EMPLOYEE RELATIONS

   As of December 31, 1993, the Company employed approximately 980 persons, including employees of the centralized staff at NSI. This represents approximately a 2% increase from the number of employees at December 31, 1992.

   The Company's workforce is augmented by members of the centralized staff of NSI, who perform services for the Company on a contract basis.

   Approximately 86% of the employees of the Company are represented by the Communications Workers of America, which is affiliated with the American Federation of Labor - Congress of Industrial Organizations.

   Under the terms of the three-year contracts ratified in October 1992 by unions representing associate employees of the Network Services Companies, including the Company, and NSI, represented associates received a base wage increase of 3.74% in August 1993. Under the same contracts, associates received a Corporate Profit Sharing payment of $495 per person in 1994 based upon Bell Atlantic's 1993 financial performance.

Item 2.  Properties

   The principal properties of the Company do not lend themselves to simple description by character and location. At December 31, 1993, the Company's investment in plant, property and equipment consisted of the following:


   Connecting lines ....................    46%
   Central office equipment ............    40
   Land and buildings ..................     7
   Telephone instruments and
    related equipment ..................     3
   Other ...............................     4
                                           ---
                                           100%
                                           ===


   "Connecting lines" consists primarily of aerial cable, underground cable, poles, conduit and wiring. "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Telephone instruments and related equipment" consists primarily of public telephone terminal equipment and other terminal equipment. "Other" property consists primarily of furniture, office equipment, vehicles and other work equipment, capital leases, leasehold improvements and plant under construction.

   The Company's central offices are served by various types of switching equipment. At December 31, 1993 and 1992, the number of local exchanges and the percent of subscriber lines served by each type of equipment were as follows:

                                        1993                       1992
                             -------------------------  -------------------------
                                             % of                       % of
                             # of Local    Subscriber   # of Local    Subscriber
                              Exchanges   Lines Served   Exchanges   Lines Served
                             -----------  ------------  -----------  ------------
Digital....................           55          56.4           50         52.1
Analog.....................           54          43.6           54         47.9
                                    ----          ----         ----         ----
                                     109           100          104          100
                                    ====          ====         ====         ====

Item 3.  Legal Proceedings


Pre-Divestiture Contingent Liabilities and Litigation

   The Plan provides for the recognition and payment by AT&T and the former BOCs (including the Company) of liabilities that are attributable to pre-Divestiture events but do not become certain until after Divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell System's rates, taxes, contracts and torts (including business torts, such as alleged violations of the antitrust laws). Except to the extent that affected parties otherwise agree, contingent liabilities that are attributable to pre-Divestiture events are shared by AT&T and the BOCs in accordance with formulas prescribed by the Plan, whether or not an entity was a party to the proceeding and regardless of whether an entity was dismissed from the proceeding by virtue of settlement or otherwise. Each company's allocable share of liability under these formulas depends on several factors, including the type of contingent liability involved and each company's relative net investment as of the effective date of Divestiture. Under the formula generally applicable to most of the categories of these contingent liabilities, the Company's aggregate allocable share of liability is approximately 0.2%.

   AT&T and various of its subsidiaries and the BOCs (including, in some cases, the Company) have been and are parties to various types of litigation relating to pre-Divestiture events, including actions and proceedings involving environmental claims and allegations of violations of equal employment laws. Damages, if any, ultimately awarded in the remaining actions relating to pre-Divestiture events could have a financial impact on the Company whether or not the Company is a defendant since such damages will be treated as contingent liabilities and allocated in accordance with the allocation rules established by the Plan.

   While complete assurance cannot be given as to the outcome of any contingent liabilities or litigation, in the opinion of the Company's management, any monetary liability or financial impact to which the Company would be subject after final adjudication of all of the remaining potential or actual pre-Divestiture claims would not be material in amount to the financial position of the Company.

                                     PART I


Item 4. Submission of Matters to a Vote of Security Holders

        (Omitted pursuant to General Instruction J(2).)


                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        (Inapplicable.)


Item 6. Selected Financial Data

        (Omitted pursuant to General Instruction J(2).)

Item 7. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction J(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements included in the index set forth on page F-1.

RESULTS OF OPERATIONS

   Net income for 1993 decreased $1,363,000 or 3.4% from the same period last year. Results in 1993 reflect an after-tax charge of $877,000 for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112) and an extraordinary charge, net of tax, of $996,000 for the early extinguishment of debt.

OPERATING REVENUES

   Operating revenues increased $11,909,000 or 5.1% in 1993. The increase in total operating revenues was comprised of the following:


                                                 (Dollars In Thousands)
                                                 ----------------------
     Local service .....................                 $ 6,564
     Network access ....................                   3,511
     Toll service ......................                     676
     Directory advertising,
      billing services and other ......                    1,642
     Less: Provision for
      uncollectibles ..................                      484
                                                         -------
                                                         $11,909
                                                         =======


   Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $6,564,000 or 6.5% in 1993. The increase was due from higher revenues resulting from a rate increase, net of refunds, as authorized by the Delaware Public Service Commission in Docket No. 92-47, growth in network access lines and higher demand for value-added central office services such as Custom Calling and Caller ID. The growth in access lines in service was 15,700 lines or a 3.5% increase in 1993.

   Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long-distance services to IXCs' customers and from end-user subscribers. Switched access revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by customers who have private lines, and end-user access revenues are earned from local exchange carrier customers who pay for access to the network.

   Network access revenues increased $3,511,000 or 5.8% in 1993, primarily due to lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool and an 8.9% growth in access minutes of use. Also contributing to this increase were higher end-user revenues, principally due to growth in network access lines in service. These increases were partially offset by the effect of interstate rate reductions filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993 and July 1, 1992, and by related estimated price cap sharing liabilities.

   Toll service revenues are earned from interexchange usage services such as Message Toll Services (MTS) and Unidirectional Services (Wide Area Telecommunications Services (WATS) and 800 Services). Toll service revenues increased $676,000 or 1.9% in 1993. Total toll message volume growth was 4.5% in 1993. Volume-related message toll service revenue increases were partially offset in 1993 by declines in revenues from WATS and private line services, principally due to competitive pressures.

   Directory advertising, billing services and other revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, rent of Company facilities by affiliates and non-affiliates, and certain nonregulated enhanced network services.

   Directory advertising, billing services and other revenues increased $1,642,000 or 4.2% in 1993, primarily due to increased revenues from directory advertising due to higher rates and from growth in revenues from Answer Call, a nonregulated enhanced network service. Directory advertising revenue growth was adversely impacted by decreasing sales volume attributable primarily to competition. These revenue increases were offset in part by declines in billing and collection revenue resulting from reductions in services provided under long-term contracts with certain IXCs.

   The provision for uncollectibles, expressed as a percentage of total revenue,
was 1.0% in 1993 and .8% in 1992.   The increase was principally due to growth
in revenues.

OPERATING EXPENSES

   Operating expenses increased $413,000 or .2% in 1993. The increase in total operating expenses was comprised of the following:



                                                Increase/(Decrease)
                                              (Dollars In Thousands)
                                              ----------------------
     Employee costs .................                  $2,567
     Depreciation and amortization ..                   1,883
     Other ..........................                  (4,037)
                                                       ------
                                                       $  413
                                                       ======

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses. Employee costs increased $2,567,000 or 4.9% in 1993. Higher employee costs from salary and wage increases and overtime were offset in part by savings resulting from workforce reduction programs implemented in 1992.

   The Company continues to evaluate ways to streamline and restructure its operations and reduce its workforce requirements in an effort to improve its cost structure.

   Depreciation and amortization expense increased $1,883,000 or 4.8% in 1993. The increase was primarily a result of the effect of a one-time adjustment associated with the retirement of certain central office equipment, which reduced depreciation expense in 1992, and growth in the level of depreciable plant in 1993.

   On March 3, 1994, the Company filed its triennial Depreciation Rate Study with the FCC, which presents proposed depreciation rates for all depreciable plant of the Company. The Company is requesting changes in rates retroactive to January 1, 1994 which will result in an increase of $12,500,000 annually.

   Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income taxes, and other general and administrative expenses. Other operating expenses decreased $4,037,000 or 5.0% in 1993. The decrease in other operating expenses was principally due to the effect of the termination of billing agreements with certain affiliated companies and lower rent expense. These decreases were partially offset by higher costs for contracted services as a result of higher employee costs and taxes allocated from NSI.

OPERATING INCOME TAXES

   The provision for income taxes increased $10,446,000 or 72.5% in 1993. The Company's effective income tax rate was 38.0% in 1993 compared to 26.7% in 1992. The increase in the 1993 effective tax rate is principally the result of federal tax legislation enacted in 1993, which increased the federal corporate tax rate from 34% to 35%, a decrease in the amortization of investment tax credits, and the effect of recording in 1992 an adjustment to deferred taxes associated with the retirement of certain plant investment. A reconciliation of the statutory federal income tax rate to the effective rate for each period is provided in
Note 5 of Notes to Financial Statements.

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109). In connection with the adoption of Statement No. 109, the Company recorded a charge to income of $62,000 in the first quarter of 1993 (see Note 5 of Notes to Financial Statements).

OTHER INCOME AND EXPENSE

   The change in other income and expense, net, was $380,000 in 1993. This change was primarily due to the effect of interest income recognized in 1992 in connection with the settlement of various federal income tax matters related to prior periods.

INTEREST EXPENSE

   Interest expense increased $160,000 or 1.9% in 1993, principally as a result of an adjustment, related to Docket 84-800 for excess earnings refunds, which reduced interest expense in 1992. A higher level of short-term debt in 1993 also contributed to the increase.

EXTRAORDINARY ITEM

   The Company called $40,000,000 in 1993 of long-term debentures which were refinanced at more favorable interest rates. As a result of these early retirements, the Company incurred an after-tax charge of $996,000 in 1993. These debt refinancings will reduce interest costs on the refinanced debt by approximately $800,000 annually.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

   In connection with the adoption of Statement No. 112, effective January 1, 1993, the Company recorded a one-time, cumulative effect after-tax charge of $877,000 in 1993 (see Note 4 of Notes to Financial Statements).

   The adoption of Statement No. 112 did not have a significant effect on the Company's ongoing level of expense in 1993 and is not expected to have a significant effect in future periods.

COMPETITION AND REGULATORY ENVIRONMENT

   The telecommunications industry is currently undergoing fundamental changes which may have a significant impact on future financial performance of all telecommunications companies. These changes are driven by a number of factors, including the accelerated pace of technology change, customer requirements, a changing industry structure characterized by strategic alliances and the convergence of telecommunications and cable television, and a changing regulatory environment in which traditional regulatory barriers are being lowered and competition encouraged.

   The convergence of cable television, computer technology, and telecommunications can be expected to dramatically increase competition in the future. The Company is already subject to competition from numerous sources, including competitive access providers for network access services, competing cellular telephone companies and others.

   During 1993, a number of business alliances were announced that have the potential to significantly increase competition both within the industry and within the areas currently served by Bell Atlantic. Over the past several years, Bell Atlantic has taken a number of actions in anticipation of the increasingly competitive environment. Cost reductions have been achieved, giving greater pricing flexibility for services exposed to competition. A new lines of business organization structure was adopted. Subject to regulatory approval, the Company plans to allocate capital resources to the deployment of broadband network platforms. On the regulatory front, the Company is considering an alternative regulation plan, which has been signed into law, that allows the Company to elect to be regulated under a price regulation plan instead of traditional rate of return regulation.

   The Company conducts ongoing evaluations of its accounting practices, many of which have been prescribed by regulators. These evaluations include the assessment of whether costs that have been deferred as a result of actions of regulators and the cost of the Company's telephone plant will be recoverable in the future. In the event recoverability of costs becomes unlikely due to decisions by the Company to accelerate deployment of new technology, in response to specific regulatory actions or increasing levels of competition, the Company may no longer apply the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). The discontinued application of Statement No. 71 would require the Company to write off its regulatory assets and liabilities and may require the Company to adjust the carrying amount of its telephone plant should it determine that such amount is not recoverable. The Company believes that it continues to meet the criteria for continued financial reporting under Statement No. 71. A determination in the future that such criteria are no longer met may result in a significant one-time, non-cash, extraordinary charge, if the Company determines that a substantial portion of the carrying value of its telephone plant may not be recoverable.

   In September 1993, the FCC issued a report and order allocating radio spectrum to be licensed for use in providing personal communications services
(PCS). Under the order, seven separate bandwidths of spectrum, ranging in size from 10 MHz to 30 MHz, would be auctioned to potential PCS providers in each geographic area of the United States. The geographical units by which the licenses would be allocated will be "basic trading areas" or larger "major trading areas." Five of the spectrum blocks are to be auctioned on a basic trading area basis, and the remaining two are to be auctioned by major trading area. Local exchange carriers such as the Company are eligible to bid for PCS licenses, except that cellular carriers are limited to obtaining 10 MHz of PCS bandwidth in areas where they provide cellular service. Bidders other than cellular providers may obtain multiple licenses aggregating up to 40 MHz of bandwidth in any area. Bell Atlantic has stated that it intends to pursue PCS licenses in the auctions, which are expected to be held in 1994.

   In August 1993, the United States District Court for the Eastern District of Virginia ruled unconstitutional the 1984 Cable Act's limitation on in-territory provision of programming by local exchange carriers such as the Company. The Cable Act currently prohibits local exchange carriers from owning more than 5% of any company that provides cable programming in their local service area. In a case originally brought by two Bell Atlantic subsidiaries, the court ruled that this prohibition violates the First Amendment's freedom of speech protections, and enjoined enforcement of the prohibition against Bell Atlantic and its telephone subsidiaries. The ruling has been appealed.

STATE REGULATORY ENVIRONMENT

   The communications services of the Company are subject to regulation by the Delaware Public Service Commission (the PSC) with respect to intrastate rates and services and other matters.

  In August 1992, the Company filed an intrastate rate case with the PSC to increase intrastate net revenues by $14.3 million annually. In November 1993, the PSC voted to award the Company a $3.8 million annual intrastate revenue increase based on the stipulated 10.58% overall rate of return. The Company then filed a petition for reargument of the decision, requesting that the PSC increase the Company's revenue award by an additional $6.3 million annually. On December 6, 1993, the Company entered into an agreement with the Office of Public Advocate of the Delaware state government which stipulated an increase in the Company's revenue award of $1.5 million annually. The PSC approved the stipulation and ordered a revised annual intrastate revenue increase of $5.3 million. The Company put final rates into effect on December 15, 1993.

  The Delaware Telecommunications Technology Investment Act of 1993 (the Delaware Telecommunications Act) became effective on July 8, 1993. The Delaware Telecommunications Act modified telecommunications industry regulation for intrastate services and allows the Company to elect to be regulated under an alternative regulation plan instead of traditional rate of return regulation. The Delaware Telecommunications Act provides:

     -- that the prices of "Basic Telephone Services" (e.g., dial tone and local usage) will remain regulated and cannot change in any one year by more than the rate of inflation, less 3%;

     -- that the prices of "Discretionary Services" (e.g., Identa Ring(SM) and
        Calling Waiting) cannot increase more than 15% per year per service, after an initial one-year cap;

     -- that the prices of "Competitive Services" (e.g., directory advertising and message toll service) will not be subject to tariff; and

     -- that the Company develop a technology deployment plan with a commitment to invest a minimum of $250 million in Delaware's telecommunications network during the first five years of the plan.

  The Delaware Telecommunications Act also provides protections to ensure that competitors will not be unfairly disadvantaged, including a prohibition on cross-subsidization, imputation rules, services unbundling and resale service availability requirements, and a review by the PSC during the fifth year of the plan. On July 20, 1993 the PSC initiated a rulemaking to develop regulations for the implementation of the Delaware Telecommunications Act.

   On March 24, 1994, the Company elected to be regulated under the alternative regulation provisions of the Delaware Telecommunications Act. On such date, the Company also filed a technology deployment plan consistent with such legislation pursuant to which it committed to (i) link public schools, major medical facilities and state government offices to the "information superhighway", (ii) digitize all of its telephone switches by 1998, and (iii) connect all of its central offices with fiber optic cable by 1998.

  Management does not believe that operating under the provisions of the Delaware Telecommunications Act will have a material impact on the financial condition or results of operations of the Company.

  The PSC has initiated a proceeding to determine whether to require presubscription and dialing parity ("+1 dialing") for intraLATA toll competitors of the Company. Management believes that intraLATA presubscription, if implemented without adequate compensation and regulatory relief, could have a material effect on the Company's financial condition and results of operations.

OTHER MATTERS

   The Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency in connection with two Superfund sites. Designation as a potentially responsible party subjects the named company to potential liability for costs relating to cleanup of the affected sites. Management believes that the aggregate amount of any potential liability would not have a material effect on the Company's financial condition or results of operations.

FINANCIAL CONDITION

   Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements including network expansion and modernization, and payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds, although additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

   During 1993, as in prior years, the Company's primary source of funds continued to be cash generated from operations. Revenue growth, cost containment measures and savings on interest costs contributed to cash provided from operations of $79,177,000 for the year ended December 31, 1993.

   The primary use of capital resources continued to be capital expenditures. The Company invested $48,393,000 in 1993 in the network. This level of investment is expected to continue in 1994. The Company plans to allocate capital resources to the deployment of broadband network platforms, subject to regulatory approval.

   The Company's debt ratio was 37.4% as of December 31, 1993 compared to 36.7% at December 31, 1992.

   On December 16, 1993, the Company sold $20,000,000 of Thirty Year 7% Debentures, and $20,000,000 of Ten Year 6 1/8% Debentures, through a public offering. The thirty year debentures are not redeemable by the Company prior to December 1, 2013 and the ten year debentures are not redeemable prior to maturity. The net proceeds from these issuances were used to redeem $15,000,000 of Forty Year 8 3/4% Debentures, $15,000,000 of Forty Year 8 1/5% Debentures, and $10,000,000 of Forty Year 9% Debentures. These debt refinancings will reduce interest costs on the refinanced debt by approximately $800,000 annually.

   As of December 31, 1993, the Company had no amounts outstanding under a shelf registration statement filed with the Securities and Exchange Commission.

                                    PART II


Item 8.  Financial Statements and Supplementary Data

         The information required by this Item is set forth on pages F-1 through F-24.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         (Omitted pursuant to General Instruction J(2).)


Item 11. Executive Compensation

         (Omitted pursuant to General Instruction J(2).)


Item 12. Security Ownership of Certain Beneficial Owners and Management

         (Omitted pursuant to General Instruction J(2).)


Item 13. Certain Relationships and Related Transactions

         (Omitted pursuant to General Instruction J(2).)


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          (1) Financial Statements

              See Index to Financial Statements and Financial Statement Schedules appearing on Page F-1.

          (2) Financial Statement Schedules

              See Index to Financial Statements and Financial Statement Schedules appearing on Page F-1.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

        (3) Exhibits

            Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.


          Exhibit Number (Referenced to Item 601 of Regulation S-K)
          ---------------------------------------------------------


          3a Certificate of Incorporation of the registrant, as amended and restated June 17, 1987 (Exhibit 3a to the registrant's Annual Report on Form 10-K for 1987, File No. 1-7757)

              3a(i) Certificate of Amendment of Certificate of Incorporation dated August 14, 1992 (Exhibit 3a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-7757)

              3a(ii) Certificate of Amendment of Certificate of Incorporation, dated January 10, 1994 and filed January 13, 1994.

          3b  By-Laws of the registrant, as amended through January 27, 1994.

          4 No instrument which defines the rights of holders of long and intermediate term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

          10a Agreement Concerning Contingent Liabilities, Tax Matters and
              Termination of Certain Agreements among AT&T, Bell Atlantic Corporation, and the Bell Atlantic Corporation telephone subsidiaries, and certain other parties, dated as of November 1, 1983. (Exhibit 10a to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606)

          10b Agreement Among Bell Atlantic Network Services, Inc. and the
              Bell Atlantic Corporation telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606)

          24  Powers of attorney.

     (b)  Reports on Form 8-K

          A Current Report on Form 8-K, dated December 1, 1993, was filed reporting on Item 7 (Financial Statements and Exhibits) in connection with the sale of debt securities.

                                   SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Bell Atlantic - Delaware, Inc.



                                      By   /s/  John J. Parker
                                         --------------------------------
                                                John J. Parker
                                                Controller and Treasurer



March 29, 1994


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of this registrant and in the capacities and on the date indicated.

Principal Executive                    }
Officer:                               }
Carolyn S. Burger     President and    }
                      Chief Executive  }
                      Officer          }
Principal Financial                    }
Officer:                               }
                                       }
John J. Parker        Controller       }
                      and Treasurer
Directors:                             }       By     /s/   John J. Parker
Harry Bonk                             }           ---------------------------
Carolyn S. Burger                      }                    John J. Parker
Charles W. Crist                       }                (individually and as
Archie W. Dunham                       }                   attorney-in-fact)
Joshua W. Martin, III                  }                    March 29, 1994
Robert F. Rider                        }
David P. Roselle                       }
                                       }
(constituting a majority
of the registrant's Board
of Directors)

        Index to Financial Statements and Financial Statement Schedules


                                                                        Page
                                                                        ----

   Report of Independent Accountants .................................   F-2

   Statements of Income and Reinvested Earnings
      For the years ended December 31, 1993, 1992, and 1991 ..........   F-3

   Balance Sheets - December 31, 1993 and 1992 .......................   F-4

   Statements of Cash Flows
      For the years ended December 31, 1993, 1992, and 1991 ..........   F-6

   Notes to Financial Statements .... ................................   F-7

   Schedule V - Plant, Property and Equipment
      For the years ended December 31, 1993, 1992, and 1991 ..........   F-18

   Schedule VI - Accumulated Depreciation
      For the years ended December 31, 1993, 1992, and 1991 ..........   F-22

   Schedule VIII - Valuation and Qualifying Accounts
      For the years ended December 31, 1993, 1992, and 1991 ..........   F-23

   Schedule X - Supplementary Income Statement Information
      For the years ended December 31, 1993, 1992, and 1991 ..........   F-24


Financial statement schedules other than those listed above have been omitted either because the required information is contained in the financial statements and the notes thereto, or because such schedules are not required or applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareowner of Bell Atlantic - Delaware, Inc.


   We have audited the financial statements and financial statement schedules of Bell Atlantic - Delaware, Inc. as listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bell Atlantic - Delaware, Inc. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

   As discussed in Notes 1, 4 and 5 to financial statements, the Company changed its method of accounting for income taxes and postemployment benefits in 1993 and postretirement benefits other than pensions in 1991.



                            /s/ COOPERS & LYBRAND



2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 7, 1994

                  STATEMENTS OF INCOME AND REINVESTED EARNINGS
                        For the Years Ended December 31
                             (Dollars in Thousands)

                                                  1993       1992       1991
                                                ---------  ---------  ---------
OPERATING REVENUES
 Local service................................  $107,468   $100,904   $ 98,571
 Network access...............................    63,654     60,143     60,807
 Toll service.................................    36,593     35,917     34,420
 Directory advertising, billing
  services and other (including $561,
  $634, and $754 from affiliates).............    41,071     39,429     38,552
 Provision for uncollectibles.................    (2,424)    (1,940)    (1,962)
                                                --------   --------   --------
                                                 246,362    234,453    230,388
                                                --------   --------   --------
OPERATING EXPENSES
 Employee costs, including benefits
  and taxes...................................    55,174     52,607     53,163
 Depreciation and amortization................    40,970     39,087     39,165
 Taxes other than income......................     4,575      4,657      4,410
 Other (including $42,722, $42,512, and
  $38,452 expense to affiliates)..............    71,701     75,656     70,739
                                                --------   --------   --------
                                                 172,420    172,007    167,477
                                                --------   --------   --------

NET OPERATING REVENUES........................    73,942     62,446     62,911
                                                --------   --------   --------

OPERATING INCOME TAXES
 Federal......................................    18,673     10,081     14,734
 State........................................     6,182      4,328      5,352
                                                --------   --------   --------
                                                  24,855     14,409     20,086
                                                --------   --------   --------

OPERATING INCOME..............................    49,087     48,037     42,825
                                                --------   --------   --------

OTHER INCOME (EXPENSE)
 Allowance for funds used during
   construction...............................       185         54         65
 Miscellaneous - net (including $62, $45,
  and $85 from affiliate).....................      (442)        69       (275)
                                                --------   --------   --------
                                                    (257)       123       (210)
                                                --------   --------   --------
INTEREST EXPENSE (including $109,
 $129, and $113 to affiliate).................     8,702      8,542      7,763
                                                --------   --------   --------

INCOME BEFORE EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGES
 IN ACCOUNTING PRINCIPLES.....................    40,128     39,618     34,852

EXTRAORDINARY ITEM
  Early Extinguishment of Debt,
   Net of Tax.................................      (996)       ---        ---

CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES
  Postemployment Benefits, Net of Tax.........      (877)       ---        ---
  Postretirement Benefits Other Than
   Pensions, Net of Tax.......................       ---        ---    (26,129)
                                                --------   --------   --------

NET INCOME....................................  $ 38,255   $ 39,618   $  8,723
                                                ========   ========   ========

REINVESTED EARNINGS
 At beginning of year.........................  $ 52,773   $ 40,245   $ 63,815
 Add:  net income.............................    38,255     39,618      8,723
                                                --------   --------   --------
                                                  91,028     79,863     72,538
 Deduct:  dividends...........................    36,600     27,090     32,267
          other changes.......................       193        ---         26
                                                --------   --------   --------
 At end of year...............................  $ 54,235   $ 52,773   $ 40,245
                                                ========   ========   ========

The accompanying notes are an integral part of these financial statements.


                                BALANCE SHEETS
                             (Dollars in Thousands)



                                                   December 31,
                                                 ----------------
                                                  1993     1992
                                                 -------  -------
ASSETS
CURRENT ASSETS
 Cash.......................................... $    313 $    392
 Note from affiliate...........................      ---    2,882
 Accounts receivable:
  Customers and agents, net of allowances for
    uncollectibles of $2,767 and $2,635........   23,091   26,145
  Affiliates...................................    3,651    4,815
  Other........................................      376      598
 Material and supplies.........................    1,490      991
 Prepaid expenses..............................    6,498    4,966
 Deferred income taxes.........................    2,545    3,390
 Other.........................................      335      335
                                                -------- --------
                                                  38,299   44,514
                                                -------- --------
PLANT, PROPERTY AND EQUIPMENT
 In service....................................  647,266  609,879
 Under construction and other..................    8,546   15,840
                                                -------- --------
                                                 655,812  625,719
 Less accumulated depreciation.................  241,595  218,934
                                                -------- --------
                                                 414,217  406,785
                                                -------- --------

OTHER ASSETS ..................................   16,666    2,836
                                                -------- --------

TOTAL ASSETS .................................. $469,182 $454,135
                                                ======== ========



The accompanying notes are an integral part of these financial statements.

                                BALANCE SHEETS
                            (Dollars in Thousands)



                                                    December 31,
                                                 ------------------
                                                   1993      1992
                                                 --------  --------
LIABILITIES AND SHAREOWNER'S INVESTMENT
CURRENT LIABILITIES
 Debt maturing within one year:
  Affiliate....................................  $  4,263  $    ---
 Accounts payable:
  Parent and affiliates........................    15,185    15,639
  Other........................................    20,845    24,719
 Accrued expenses:
  Vacation pay.................................     3,502     3,197
  Interest.....................................     1,071     2,155
  Taxes........................................     2,561     5,518
  Other........................................     4,299     2,795
 Advance billings and customer deposits........    15,896    17,429
                                                 --------  --------
                                                   67,622    71,452
                                                 --------  --------

LONG-TERM DEBT.................................    98,991    99,285
                                                 --------  --------

EMPLOYEE BENEFIT OBLIGATIONS...................    43,793    40,629
                                                 --------  --------

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes.........................    45,294    50,268
 Unamortized investment tax credits............    10,367    11,614
 Other.........................................    30,438     9,672
                                                 --------  --------
                                                   86,099    71,554
                                                 --------  --------

COMMITMENTS (Note 3)

SHAREOWNER'S INVESTMENT
 Common stock, $25 par value per share.........   118,442   118,442
  Authorized shares:  5,262,280
  Outstanding shares: 4,737,686
 Reinvested earnings...........................    54,235    52,773
                                                 --------  --------
                                                  172,677   171,215
                                                 --------  --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..  $469,182  $454,135
                                                 ========  ========




The accompanying notes are an integral part of these financial statements.

                           STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31
                            (Dollars in Thousands)



                                                        1993   1992       1991
                                                     -------- -------   -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ........................................  $ 38,255 $39,618   $ 8,723
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization ..................    40,970  39,087    39,165
   Extraordinary item related to early
     extinguishment of debt, net of tax benefit....       996     ---       ---
   Cumulative effect of changes in accounting
     principles ...................................       877     ---    26,129
   Allowance for funds used during construction ...      (185)    (54)      (65)
   Other items, net................................      (102)    108        82
   Changes in certain assets and liabilities:
      Accounts receivable..........................     4,440     183       300
      Material and supplies........................      (888)    356        97
      Other assets.................................    (1,735)  2,240     1,172
      Accounts payable and accrued taxes...........    (6,795) 11,209    (7,309)
      Deferred income taxes, net...................     1,998  (6,898)    2,680
      Unamortized investment tax credits...........    (1,247) (1,402)   (1,455)
      Employee benefit obligations.................     1,976   1,296    (3,107)
      Other liabilities............................       617   1,325    (3,034)
                                                      -------  ------    ------
Net cash provided by operating activities..........    79,177  87,068    63,378
                                                      -------  ------    ------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant, property and equipment.........   (48,393)(45,034)  (50,405)
Net change in note receivable from affiliate.......     2,882  (2,882)      ---
Other plant-related changes........................       565    (540)   (1,014)
                                                      -------  ------    ------

Net cash used in investing activities..............   (44,946)(48,456)  (51,419)
                                                      -------  ------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings...........................    39,416     ---    14,777
Principal repayments of borrowings and
 capital lease obligations.........................       ---  (5,030)      (28)
Early extinguishment of debt and related
 call premium......................................   (41,389)    ---       ---
Net change in note payable to affiliate............     4,263  (2,500)    1,027
Dividends paid.....................................   (36,600)(27,090)  (32,267)
Net change in outstanding checks drawn
on controlled disbursement accounts ...............      ---   (3,600)    3,600
                                                     --------  -------   -------
Net cash used in financing activities..............   (34,310)(38,220)  (12,891)
                                                     --------  -------   -------

(DECREASE) INCREASE IN CASH........................       (79)    392      (932)

CASH, BEGINNING OF YEAR............................       392     ---       932
                                                     --------  -------   ------

CASH, END OF YEAR..................................  $    313  $   392  $   ---
                                                     ========  =======  =======




The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   Bell Atlantic - Delaware, Inc., (formerly The Diamond State Telephone Company) (the Company), a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic), maintains its accounts in accordance with the Uniform System of Accounts (USOA) prescribed by the Federal Communications Commission (FCC) and makes certain adjustments necessary to present the accompanying financial statements in accordance with generally accepted accounting principles applicable to regulated entities. Such principles differ in certain respects from those used by unregulated entities, but are required to appropriately reflect the financial and economic impacts of regulation and the ratemaking process. Significant differences resulting from the application of these principles are disclosed elsewhere in these Notes to Financial Statements where appropriate.

Revenue Recognition

   Revenues are recognized as earned on the accrual basis, which is generally when services are rendered based on the usage of the Company's local exchange network and facilities.

Cash and Cash Equivalents

   The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Material and Supplies

   New and reusable materials are carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items. Nonreusable material is carried at estimated salvage value.

Prepaid Directory

   Costs of directory production and advertising sales are deferred until the directory is published. Such costs are amortized to expense and the related advertising revenues are recognized over the average life of the directory, which is generally 12 months.

Plant and Depreciation

   The Company's provision for depreciation is based principally on the remaining life method of depreciation and straight-line composite rates. The provision for depreciation is based on the following estimated remaining service lives: buildings, 25 to 35 years; central office equipment, 5 to 11 years; telephone instruments and related equipment, 5 to 8 years; poles, 22 years; cable and wiring, 11 to 18 years; conduit, 43 years; office equipment and furniture, 4 to 9 years; and vehicles and other work equipment, 3 to 9 years. This method provides for the recovery of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining service lives authorized by regulatory commissions. Depreciation expense also includes amortization of certain classes of telephone plant (and certain identified depreciation reserve deficiencies) over periods authorized by regulatory commissions.

   When depreciable plant is replaced or retired, the amounts at which such plant has been carried in plant, property and equipment are removed from the respective accounts and charged to accumulated depreciation, and any gains or losses on disposition are amortized over the remaining service lives of the remaining net investment in telephone plant.

Maintenance and Repairs

  The cost of maintenance and repairs of plant, including the cost of replacing minor items not constituting substantial betterments, is charged to operating expenses.

Allowance for Funds Used During Construction

  Regulatory commissions allow the Company to record an allowance for funds used during construction, which includes both interest and equity return components, as a cost of plant and as an item of other income. Such income is not recovered in cash currently, but will be recoverable over the service life of the plant through higher depreciation expense recognized for regulatory purposes.

Employee Benefits

 Pension Plans

  Substantially all employees of the Company are covered under noncontributory multi-employer defined benefit pension plans sponsored by Bell Atlantic and its subsidiaries, including the Company. The Company uses the projected unit credit actuarial cost method for determining pension cost for financial reporting purposes. Amounts contributed to the Company's pension plans are actuarially determined, principally under the aggregate cost actuarial method, and are subject to applicable federal income tax regulations.

 Postretirement Benefits Other Than Pensions

  Substantially all employees of the Company are covered under postretirement health and life insurance benefit plans.

  Effective January 1, 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires accrual accounting for all postretirement benefits other than pensions. Under the prescribed accrual method, the Company's obligation for these postretirement benefits is to be fully accrued by the date employees attain full eligibility for such benefits.

  A portion of the postretirement accrued benefit obligation is contributed to 501 (c)(9) trusts and 401h accounts under applicable federal income tax regulations. The amounts contributed to these trusts and accounts are actuarially determined, principally under the aggregate cost actuarial method.

 Postemployment Benefits

  The Company provides employees with postemployment benefits such as disability benefits, workers' compensation, and severance pay.

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual accounting for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. Prior to 1993, the cost of these benefits was charged to expense as the benefits were paid.

Income Taxes

  Bell Atlantic and its domestic subsidiaries, including the Company, file a consolidated federal income tax return.

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109), which requires the determination of deferred taxes using the liability method. Under the liability method, deferred taxes are provided on book and tax basis differences and deferred tax balances are adjusted to reflect enacted changes in income tax rates.

   The consolidated amount of current and deferred tax expense is allocated by applying the provisions of Statement No. 109 to each subsidiary as if it were a separate taxpayer.

   Prior to 1993, the Company accounted for income taxes based on the provisions of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" (APB No. 11). Under APB No. 11, deferred taxes were generally provided to reflect the effect of timing differences on the recognition of revenue and expense determined for financial and income tax reporting purposes.

   The Tax Reform Act of 1986 repealed the investment tax credit (ITC) as of January 1, 1986, subject to certain transitional rules. ITCs were deferred and are being amortized as a reduction to income tax expense over the estimated service lives of the related assets.

Reclassifications

   Certain reclassifications of prior years' data have been made to conform to 1993 classifications.

2.  DEBT

Long-Term

   Long-term debt consists principally of debentures issued by the Company. Interest rates and maturities of the amounts outstanding at December 31 are as follows:

                                              1993         1992
                                           -----------  -----------
                                            (Dollars in Thousands)

Ten year 6 1/8%, due 2003................    $ 20,000   $    ---
Forty year 4 5/8%, due 2005..............       7,000        7,000
Forty year 7%, due 2008..................      10,000       10,000
Forty year 8 3/4%, due 2010..............         ---       15,000
Forty year 8 1/5%, due 2011..............         ---       15,000
Forty year 7 3/4%, due 2013..............      15,000       15,000
Forty year 9%, due 2018..................         ---       10,000
Thirty year 8 3/8%, due 2019.............      15,000
Thirty year 7%, due 2023.................      20,000          ---
Forty year 8 5/8%, due 2031..............      15,000       15,000
                                             --------     --------
                                              102,000      102,000
Unamortized discount and premium, net....      (3,009)      (2,715)
                                             --------     --------
Total long-term debt, including current
  maturities.............................      98,991       99,285
Less maturing within one year............         ---          ---
                                             --------     --------
Total long-term debt.....................    $ 98,991     $ 99,285
                                             ========     ========

   Long-term debt outstanding at December 31, 1993 includes $32,000,000 that is callable by the Company. The call prices range from 103.1% to 100.9% of face value, depending upon the remaining term to maturity of the issue. In addition, long-term debt includes $15,000,000 that will become redeemable only on September 15, 1999, at the option of the holders. The redemption prices will be 100% of face value plus accrued interest.

   On December 16, 1993, the Company sold $20,000,000 of Thirty Year 7% Debentures, due December 1, 2023 and $20,000,000 of Ten Year 6 1/8% Debentures, due December 1, 2003, through a public offering. The Thirty Year 7% Debentures are not redeemable by the Company prior to December 1, 2013. The Ten Year 6 1/8% Debentures are not redeemable by the Company prior to maturity. The net proceeds from these issuances were used on December 31, 1993, to redeem the following debentures: $15,000,000 Forty Year 8 3/4% Debentures due in 2010, at a call price of 103.2% of the principal amount, plus accrued interest from July 1, 1993; $15,000,000 Forty Year 8 1/5% Debentures due in 2011, at a call price of 103.1% of the principal amount, plus accrued interest from August 1, 1993; and $10,000,000 Forty Year 9% Debentures due in 2018, at a call price of 104.5% of the principal amount, plus accrued interest from December 15, 1993. As a result of the early extinguishment of these debentures, the Company recorded a charge of $996,000, net of an income tax benefit of $685,000, in the fourth quarter of 1993.

   In 1992, the Company recorded a charge associated with the early extinguishment of debentures called by the Company. The financial impact of the early extinguishment of debt was not material.

   At December 31, 1993, the Company had no amounts outstanding under a shelf registration statement filed with the Securities and Exchange Commission.


   The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. At December 31, 1993 and 1992, the fair value of the Company's long-term debt, excluding unamortized discount and premium and capital lease obligations, is estimated at $106,900,000 and $103,100,000, respectively. The Company has entered into an interest rate swap agreement expiring on April 1, 1994, which has the effect of fixing the rate of interest on $5,000,000 of debt at a rate of 3.65%.

   The fair value of the interest rate swap agreement is the estimated amount that the Company would receive or pay upon termination of the swap agreement at December 31, 1993 and 1992, taking into account current interest rates and the creditworthiness of the swap counterparties. The Company would pay $5,000 to terminate its interest rate swap agreement at December 31, 1993. The Company would have received $38,000 to terminate its interest rate swap agreement at December 31, 1992.

Maturing Within One Year

   Debt maturing within one year consists of the following at December 31:

                                                         Weighted Average
                                                         Interest Rates**
                                                        -------------------
                              1993     1992     1991    1993   1992   1991
                             -------  -------  -------  -----  -----  -----
                               (Dollars in Thousands)

Note payable to affiliate..   $4,263  $   ---   $2,500   3.3%   ---%   4.9%
                                                        ====   ====   ====
Capital lease obligations..      ---      ---       30
                              ------  -------   ------
Total......................   $4,263  $   ---   $2,530
                              ======  =======   ======

Average amount of note
 payable outstanding
 during the year*..........   $3,451  $ 3,312   $1,863   3.2%   3.9%   6.0%
                                                        ====   ====   ====
Maximum amount of note
 payable at any month-end
 during the year...........   $6,597  $11,600   $9,078

*   Amounts represent average daily face amount of the note.
** Weighted average interest rates are computed by dividing the average daily face amount of the note into the aggregate related interest expense.

   At December 31, 1993, the Company had an unused line of credit balance of $23,500,000 with an affiliate, Bell Atlantic Network Funding Corporation (BANFC) (Note 7).

   At December 31, 1993 and 1992, the carrying amount of debt maturing within one year, excluding capital lease obligations, approximates fair value.

3.  LEASES

   The Company has entered into both capital and operating leases for facilities and equipment used in operations. Plant, property and equipment included capital leases of $125,000 and $125,000 and related accumulated amortization of $125,000 and $125,000 at December 31, 1993 and 1992, respectively. In 1993,
1992, and 1991, the Company did not incur any initial capital lease obligations.

   Total rent expense amounted to $3,521,000 in 1993, $7,743,000 in 1992, and $6,059,000 in 1991. Of these amounts, the Company incurred rent expense of $1,693,000, $5,607,000, and $4,167,000 in 1993, 1992, and 1991, respectively, from affiliated companies.

   At December 31, 1993, the aggregate minimum rental commitments under noncancelable leases for the periods shown are as follows:


    Years                               Operating Leases
    -----                            ----------------------
                                     (Dollars in Thousands)
    1994 ..........................         $  676
    1995 ..........................            516
    1996 ..........................            313
    1997 ..........................            180
    1998 ..........................             87
    Thereafter ....................            ---
                                            ------
    Total .........................         $1,772
                                            ======

4.  EMPLOYEE BENEFITS

Pension Plans
- -------------

   Substantially all of the Company's management and associate employees are covered under noncontributory multi-employer defined benefit pension plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company. The pension benefit formula is based on a flat dollar amount per year of service according to job classification under the associate plan and a stated percentage of adjusted career average earnings under the plans for management employees. The Company's objective in funding the plans is to accumulate funds at a relatively stable level over participants' working lives so that benefits are fully funded at retirement. Plan assets consist principally of investments in domestic and foreign corporate equity securities, U.S. and foreign Government and corporate debt securities, and real estate.

 Aggregate pension cost for the plans is as follows:

                                        Years Ended December 31,
                                       --------------------------
                                         1993     1992     1991
                                       --------  -------  -------
                                         (Dollars in Thousands)

    Pension cost.....................   $1,864   $2,105   $1,983
                                        ======   ======   ======

    Pension cost as a percentage of
     salaries and wages..............      4.5%     4.7%     4.4%
                                        ======   ======   ======

   The decrease in pension cost in 1993 is due to the net effect of the elimination of one-time charges associated with special termination benefits that were recognized in the preceding years, favorable investment experience, and changes in plan demographics due to retirement and severance programs.

   In 1992, the Company recognized $634,000 of special termination benefit costs related to the early retirement of associate employees. The special termination benefit costs and the net effect of changes in plan provisions, certain actuarial assumptions, and the amortization of actuarial gains and losses related to demographic and investment experience increased pension cost in 1992. A change in the expected long-term rate of return on plan assets resulted in a $1,017,000 reduction in pension cost (which reduced operating expenses by $915,000 after capitalization of amounts related to the construction program) and substantially offset the 1992 cost increase.

   Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (Statement No. 87) requires a comparison of the actuarial present value of projected benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic pension costs and a reconciliation of the funded status of the plans with amounts recorded on the balance sheets. The Company participates in multi-employer plans and therefore, such disclosures are not presented for the Company because the structure of the plans does not allow for the determination of this information on an individual participating company basis.

 Significant actuarial assumptions are as follows:

                                              1993   1992   1991
                                              -----  -----  -----
 Discount rate used to measure the
    projected benefit obligation............  7.25%  7.75%  7.75%
 Assumed rate of future increases in
   compensation levels......................  5.25%  5.25%  5.25%
 Expected long-term rate of return on plan
   assets used to calculate pension cost....  8.25%  8.25%  7.50%

  The Company has in the past entered into collective bargaining agreements with unions representing certain employees and expects to do so in the future. Pension benefits have been included in these agreements and improvements in benefits have been made from time to time. Additionally, the Company has amended the benefit formula under pension plans maintained for its management employees. Expectations with respect to future amendments to the Company's pension plans have been reflected in determining the Company's pension cost under Statement No. 87.

Postretirement Benefits Other Than Pensions

  Effective January 1, 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (Statement No. 106). Statement No. 106 requires accrual accounting for all postretirement benefits other than pensions. Under the prescribed accrual method, the Company's obligation for these postretirement benefits is to be fully accrued by the date employees attain full eligibility for such benefits.

  In conjunction with the adoption of Statement No. 106, the Company elected, for financial reporting purposes, to recognize immediately the accumulated postretirement benefit obligation for current and future retirees, net of the fair value of plan assets and recognized accrued postretirement benefit cost (transition obligation), in the amount of $26,129,000, net of a deferred income tax benefit of $17,233,000.

  For purposes of measuring the interstate rate of return achieved by the Company, the FCC permits recognition of postretirement health and life insurance benefit costs, including amortization of the transition obligation, in accordance with the prescribed accrual method included in Statement No. 106. In January 1993, the FCC denied adjustments to the interstate price cap formula which would have permitted tariff increases to reflect the incremental postretirement benefit cost resulting from the adoption of Statement No.106.

  For intrastate ratemaking purposes, the Delaware Public Service Commission has authorized recognition of postretirement benefit cost on a pay-as-you-go basis.

  Pursuant to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71), a regulatory asset associated with the recognition of the transition obligation was not recorded because of uncertainties as to the timing and extent of recovery given the Company's assessment of its long-term competitive environment.

  Substantially all of the Company's management and associate employees are covered under multi-employer postretirement health and life insurance benefit plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company. The determination of benefit cost for postretirement health benefit plans is based on comprehensive hospital, medical, surgical and dental benefit plan provisions. The postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on annual basic pay at retirement.

  The Company funds the postretirement health and life insurance benefits of current and future retirees. Plan assets consist principally of investments in domestic and foreign corporate equity securities, and U.S. Government and corporate debt securities.

  The aggregate postretirement benefit cost for the year ended December 31, 1993, 1992, and 1991 was $4,185,000, $3,743,000, and $3,470,000, respectively.
As a result of the 1992 collective bargaining agreements, Bell Atlantic amended the postretirement medical benefit plan for associate employees and certain associate retirees of the

Company. The increases in the postretirement benefit cost between 1993 and 1991 were primarily due to the change in benefit levels and claims experience. Also contributing to these increases were changes in actuarial assumptions and demographic experience.

  Statement No. 106 requires a comparison of the actuarial present value of projected benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic postretirement benefit costs, and a reconciliation of the funded status of the plan with amounts recorded on the balance sheets. The Company participates in multi-employer plans and therefore, such disclosures are not presented for the Company because the structure of the plans does not provide for the determination of this information on an individual participating company basis.

  The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.25% at December 31, 1993 and 7.75% at December 31, 1992. The assumed rate of future increases in compensation levels was 5.25% at December 31, 1993 and 1992. The expected long-term rate of return on plan assets was 8.25% for 1993 and 1992 and 7.5% for 1991. The medical cost trend rate in 1993 was approximately 13.0%, grading down to an ultimate rate in 2003 of approximately 5.0%. The dental cost trend rate in 1993 and thereafter is approximately 4.0%.

  Postretirement benefits other than pensions have been included in collective bargaining agreements and have been modified from time to time. The Company has periodically modified benefits under the plans maintained for its management employees. Expectations with respect to future amendments to the Company's postretirement plans have been reflected in determining the Company's postretirement benefit costs under Statement No. 106.

Postemployment Benefits

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112). Statement No. 112 requires accrual accounting for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. This change principally affects the Company's accounting for disability and workers' compensation benefits, which previously were charged to expense as the benefits were paid.

  The cumulative effect at January 1, 1993 of adopting Statement No. 112 reduced net income by $877,000, net of a deferred income tax benefit of $578,000. The adoption of Statement No. 112 did not have a significant effect on the Company's ongoing level of operating expense in 1993.

5.  INCOME TAXES

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109). Statement No. 109 requires the determination of deferred taxes using the liability method. Under the liability method, deferred taxes are provided on book and tax basis differences and deferred tax balances are adjusted to reflect enacted changes in income tax rates. Prior to 1993, the Company accounted for income taxes based on the provisions of Accounting Principles Board Opinion No. 11.

  Statement No. 109 has been adopted on a prospective basis and amounts presented for prior years have not been restated. As of January 1, 1993, the Company recorded a charge to income of $62,000, representing the cumulative effect of adopting Statement No. 109, which has been reflected in Operating Income Taxes of the Statement of Income and Reinvested Earnings.

  Upon adoption of Statement No. 109, the effects of required adjustments to deferred tax balances were primarily deferred on the balance sheet as regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). At January 1, 1993, the Company recorded income tax-related regulatory assets totaling $15,111,000 in Other Assets. These regulatory assets represent the anticipated future regulatory recognition of the Statement No. 109 adjustments to recognize (i) temporary differences for which deferred taxes had not been provided and (ii) the increase in the deferred state tax liability which resulted from increases in state income tax rates subsequent to the dates the deferred taxes were recorded. In addition, income tax-related regulatory liabilities totaling $23,155,000 were recorded in Deferred Credits and Other Liabilities - Other. These regulatory liabilities represent the anticipated future regulatory recognition of the Statement No. 109 adjustments to recognize (i) a reduced deferred tax liability resulting from decreases in federal income tax rates subsequent to the dates the deferred taxes were recorded and (ii) a deferred tax benefit required to recognize the effects of the temporary differences attributable to the Company's policy of accounting for investment tax credits using the deferred method. These deferred taxes and regulatory assets and liabilities have been increased for the tax effect of future revenue requirements. These regulatory assets and liabilities are amortized at the time the related deferred taxes are recognized in the ratemaking process.

  Prior to the adoption of Statement No. 109, the Company had income tax timing differences for which deferred taxes had not been provided pursuant to the ratemaking process of $11,132,000 and $1,985,000 at December 31, 1992 and 1991, respectively. These timing differences principally related to the allowance for funds used during construction and certain taxes and payroll-related construction costs capitalized for financial statement purposes, but deducted currently for income tax purposes, net of applicable depreciation. At December 31, 1992 and 1991, deferred state taxes had not been provided on an additional $34,620,000 and $39,718,000, respectively, of income tax timing differences, principally related to accelerated tax depreciation.

  The Omnibus Budget Reconciliation Act of 1993, which was enacted in August 1993, increased the federal corporate income tax rate from 34% to 35%, effective January 1, 1993. In the third quarter of 1993, the Company recorded a net charge to the tax provision of $155,000, which included a $563,000 charge for the nine month effect of the 1% rate increase, largely offset by a one-time net benefit of $408,000 related to adjustments to deferred tax assets associated with the postretirement benefit obligation of the Company.

  Pursuant to Statement No. 71, the effect of the income tax rate increase on the deferred tax balances was primarily deferred through the establishment of regulatory assets of $478,000 and the reduction of regulatory liabilities of $1,725,000. The Company did not recognize regulatory assets and liabilities related to the postretirement benefit obligation or the associated deferred income tax asset.

  The components of income tax expense are as follows:


                                                 Years Ended December 31,
                                               ----------------------------
                                                1993       1992       1991
                                               ------     ------     ------
                                                  (Dollars in Thousands)
   Current:
   Federal................................     $19,107    $17,796   $14,672
   State..................................       4,997      4,913     4,189
                                               -------    -------   -------
                                                24,104     22,709    18,861
                                               -------    -------   -------
   Deferred:
   Federal................................         813     (6,313)    1,517
   State..................................       1,185       (585)    1,163
                                               -------    -------   -------
                                                 1,998     (6,898)    2,680
                                               -------    -------   -------
                                                26,102     15,811    21,541
   Investment tax credits.................      (1,247)    (1,402)   (1,455)
                                               -------    -------   -------
   Total..................................     $24,855    $14,409   $20,086
                                               =======    =======   =======

   Income tax expense (benefit) which relates to non-operating income and expense and is included in Miscellaneous-net was $(230,000), $41,000, and $(193,000) in 1993, 1992, and 1991, respectively.

   For the years ended December 31, 1992 and 1991, deferred income tax expense resulted from timing differences in the recognition of revenue and expense for financial and income tax accounting purposes. The sources of these timing differences and the tax effects of each were as follows:

                                           Years Ended December 31,
                                          --------------------------
                                              1992          1991
                                          -------------  -----------
                                            (Dollars in Thousands)

       Accelerated depreciation.........       $(3,828)     $   497
       Interstate earnings adjustments..           361        3,936
       Employee benefits................        (1,546)        (558)
       Other, net.......................        (1,885)      (1,195)
                                               -------      -------
       Total............................       $(6,898)     $ 2,680
                                               =======      =======

   The provision for income taxes varies from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The difference is attributable to the following factors:

                                                 Years Ended December 31,
                                            --------------------------------
                                               1993       1992        1991
                                            ----------  --------   ---------

   Statutory federal income tax rate...        35.0%      34.0%      34.0%
   Investment tax credits..............        (1.6)      (2.1)      (2.8)
   State income taxes, net of federal
    income tax benefits................         5.7        5.2        6.4
   Benefit of rate differential
   applied to reversing timing
    differences........................        (1.4)      (3.9)      (2.0)
   Reversal of previously capitalized
   taxes and payroll-related
    construction costs ................          .9       (5.4)        .9
   Prior year tax adjustment...........        (1.3)      (2.3)        .2
   Other, net..........................          .7        1.2        (.4)
                                              -----       ----    -------
   Effective income tax rate...........        38.0%      26.7%      36.3%
                                              =====       ====    =======

    At December 31, 1993, the significant components of deferred tax assets and liabilities were as follows:

                                            Deferred Tax          Deferred Tax
                                            Assets                Liabilities
                                            ------------          ------------
                                                 (Dollars in Thousands)

Depreciation............................     $   ---                 $76,400
Employee benefits ......................      24,800                     ---
Investment tax credits .................       7,100                     ---
Advance payments .......................       1,800                     ---
Other...................................         500                     500
                                             -------                 -------
 Total..................................     $34,200                 $76,900
                                             =======                 =======

   Total deferred tax assets include approximately $20,000,000 related to postretirement benefit costs recognized in accordance with Statement No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.



















6.  SUPPLEMENTAL CASH FLOW AND ADDITIONAL FINANCIAL INFORMATION


                                                          Years Ended December 31,
                                                        ----------------------------
                                                          1993      1992       1991
                                                        -------   -------    -------
                                                           (Dollars in Thousands)

    Supplemental Cash Flow Information:
         Interest paid, net of interest
          capitalized...........................        $ 9,740   $ 8,634    $ 7,396
         Income taxes paid .....................        $25,637   $20,085    $19,692

    Additional Financial Information:
         Interest expense (income):
           Interest on long-term debt............       $ 8,399   $ 8,489    $ 7,454
           Interest on note payable to affiliate.           109       129        113
           Other.................................           194       (76)       196
                                                        -------   -------    -------
         Total interest expense..................       $ 8,702   $ 8,542    $ 7,763
                                                        =======   =======    =======

   For the years ended December 31, 1993, 1992, and 1991, revenues generated from services provided to AT&T, principally network access, billing and collection, and sharing of network facilities, were $25,842,000, $28,128,000, and $30,554,000, respectively. At December 31, 1993 and 1992, Accounts receivable, net, included $463,000 and $484,000, respectively, from AT&T.

   Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade receivables with AT&T, as noted above. Credit risk with respect to other trade receivables is limited due to the large number of customers included in the Company's customer base.

7.  TRANSACTIONS WITH AFFILIATES

   The Company has contractual arrangements with an affiliated company, Bell Atlantic Network Services, Inc. (NSI), for the provision of various centralized corporate, administrative, planning, financial and other services. These arrangements serve to fulfill the common needs of Bell Atlantic's telephone subsidiaries on a centralized basis.

   In connection with these services, the Company recognized $38,438,000, $36,905,000, and $34,285,000 in operating expenses for the years ended December 31, 1993, 1992, and 1991, respectively. Included in these expenses were $2,999,000 in 1993, $4,001,000 in 1992, and $3,269,000 in 1991 billed to NSI and allocated to the Company by Bell Communications Research, Inc., another affiliated company owned jointly by the seven regional holding companies. In 1991, these charges included $888,000 associated with NSI's adoption of Statement No. 106. In addition, in 1991, the Company recognized a charge of $8,973,000 representing the Company's proportionate share of NSI's accrued transition obligation under Statement No. 106.

   In connection with the adoption of Statement No. 112 in 1993, the cumulative effect included $161,000, net of a deferred income tax benefit of $106,000, representing the Company's proportionate share of NSI's accrued cost of postemployment benefits at January 1, 1993.

   The Company has a contractual agreement with an affiliated company, BANFC, for the provision of short-term financing and cash management services. BANFC issues commercial paper and secures bank loans to fund the working capital requirements of the telephone subsidiaries and NSI and invests funds in temporary investments on their behalf. In connection with this arrangement, the Company recognized interest expense of $109,000, $129,000, and $113,000 in 1993, 1992, and 1991, respectively, and $62,000, $45,000, and $85,000 in interest income in 1993, 1992, and 1991, respectively.

   In 1993, the Company received $561,000 in revenue from affiliates, principally, related to rent received for the use of Company facilities and equipment, and paid $4,284,000 in other operating expenses to affiliated companies. These amounts were $634,000 and $5,607,000, respectively, in 1992 and $754,000 and $4,167,000, respectively, in 1991.

   On February 1, 1994, the Company declared and paid a dividend in the amount of $10,060,000 to Bell Atlantic.

8.  QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                          Income Before
                                                          Extraordinary
                                                             Item and
                                                            Cumulative
                                    Total      Net        Effect of Change
                                    Operating  Operating    in Accounting     Net
Quarter Ended                       Revenues   Revenues      Principle      Income
- ----------------------------------  ---------  ---------  ----------------  -------
                                               (Dollars in Thousands)
1993:
March 31..........................   $ 60,123    $15,904        $ 8,279  $ 7,402
June 30...........................     61,101     18,751         10,063   10,063
September 30......................     63,799     19,935         10,495   10,495
December 31.......................     61,339     19,352         11,291   10,295
                                     --------    -------        -------  -------
Total.............................   $246,362    $73,942        $40,128  $38,255
                                     ========    =======        =======  =======

1992:
March 31..........................   $ 58,257    $17,180        $10,959  $10,959
June 30...........................     58,366     16,100          9,639    9,639
September 30......................     58,548     14,899          8,919    8,919
December 31.......................     59,282     14,267         10,101   10,101
                                     --------    -------        -------  -------
Total.............................   $234,453    $62,446        $39,618  $39,618
                                     ========    =======        =======  =======


   Net income for the first quarter of 1993 has been restated to include a charge of $877,000, net of a deferred income tax benefit of $578,000, related to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Note 4).


9.  REGULATORY MATTERS

    In November 1993, the Delaware Public Service Commission (PSC) issued its opinion and order on Docket No. 92-47 approving a $3,800,000 annual intrastate revenue increase based on a stipulated 10.58% overall rate of return. After petition for reargument of the PSC decision, the Company entered into an agreement with the Office of Public Advocate which stipulated: (i) an increase in the Company's revenue award of $1,500,000 over the originally awarded $3,800,000; (ii) no increase on residence dial tone line rates beyond the level specified in the stipulation until January 1, 1997; (iii) the Company would forgo its right to appeal the PSC decision in Docket No. 92-47. The PSC approved this stipulation on December 6, 1993. The Company put final rates into effect on December 15, 1993. Amounts which were previously collected from residence customers under temporary increases were refunded for the amount in excess of the final residence dial tone line rate. Refunds totaling approximately $5,800,000 were paid through a one-time credit on residence bills beginning February 1, 1994.

                   SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT
                      For the Year Ended December 31, 1993
                             (Dollars in Thousands)


- ----------------------------------------------------------------------------------------
                             Balance at   Additions
                             Beginning     at Cost   Retirements  Other     Balance at
Classification               of Period     Note (a)    Note (b)  Changes   End of Period
- ----------------------------------------------------------------------------------------

Land.......................  $  3,029      $   ---   $   ---     $   ---   $  3,029
Buildings..................    40,869        1,210       284         ---     41,795
Central Office Equipment...   245,811       32,135    13,650         ---    264,296
Telephone Instruments and
 Related Equipment.........    17,508        2,841       (57)        ---     20,406
Poles......................     8,392          458        97         ---      8,753
Cable and Wiring...........   236,866       15,136     3,786         ---    248,216
Conduit....................    42,041        1,559        95         ---     43,505
Office Equipment and
 Furniture.................     6,383        2,666       509         ---      8,540
Vehicles and Other Work
 Equipment.................     7,768          399       811         ---      7,356
Other......................     1,212          158       ---         ---      1,370
                             --------      -------   -------     -------   --------
  Total in Service (c).....   609,879       56,562    19,175         ---    647,266

Plant Under Construction...    15,654       (7,308)      ---         ---      8,346
Other......................       186           14       ---         ---        200
                             --------      -------   -------     -------   --------

  Total Plant, Property
   and Equipment...........  $625,719      $49,268   $19,175     $  ---    $655,812
                             ========      =======   =======     =======   ========




The notes on page F-21 are an integral part of this schedule.

                   SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT
                      For the Year Ended December 31, 1992
                             (Dollars in Thousands)

- -----------------------------------------------------------------------------------------
                             Balance at   Additions
                             Beginning     at Cost   Retirements  Other      Balance at
Classification               of Period     Note (a)    Note (b)  Changes    End of Period
- -----------------------------------------------------------------------------------------
Land.......................  $  2,969      $    60   $   ---     $   ---    $  3,029
Buildings..................    38,957        1,912       ---         ---      40,869
Central Office Equipment...   245,847       22,889    22,925         ---     245,811
Telephone Instruments and
 Related Equipment.........    18,342        2,500     3,334         ---      17,508
Poles......................     8,230          271       109         ---       8,392
Cable and Wiring...........   278,579       12,714    54,427         ---     236,866
Conduit....................    40,763        1,295        17         ---      42,041
Office Equipment and
  Furniture................     5,790          766       173         ---       6,383
Vehicles and Other Work
 Equipment.................     7,245          821       298         ---       7,768
Other......................     1,155           57       ---         ---       1,212
                             --------      -------   -------     -------    --------
  Total in Service (c).....   647,877       43,285    81,283         ---     609,879

Plant Under Construction...    13,114        2,540       ---         ---      15,654
Other......................       245          (59)      ---         ---         186
                             --------      -------   -------     -------    --------
  Total Plant, Property
   and Equipment...........  $661,236      $45,766   $81,283     $   ---    $625,719
                             ========      =======   =======     =======    ========




The notes on page F-21 are an integral part of this schedule.

                   SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT
                      For the Year Ended December 31, 1991
                             (Dollars in Thousands)

- -----------------------------------------------------------------------------------------
                             Balance at   Additions
                             Beginning     at Cost   Retirements  Other      Balance at
Classification               of Period     Note (a)    Note (b)  Changes    End of Period
- -----------------------------------------------------------------------------------------
Land.......................  $  2,964      $     5   $   ---     $   ---    $  2,969
Buildings..................    37,711        1,383       137         ---      38,957
Central Office Equipment...   233,205       23,526    10,884         ---     245,847
Telephone Instruments and
 Related Equipment.........    17,111        1,944       713         ---      18,342
Poles......................     7,978          408       156         ---       8,230
Cable and Wiring...........   267,567       14,625     3,613         ---     278,579
Conduit....................    38,777        2,056        70         ---      40,763
 Office Equipment and
  Furniture................     5,205          789       204         ---       5,790
Vehicles and Other Work
 Equipment.................     6,100        1,730       585         ---       7,245
Other......................       888          267       ---         ---       1,155
                             --------      -------   -------     -------    --------
  Total in Service (c).....   617,506       46,733    16,362         ---     647,877

Plant Under Construction...     8,931        4,183       ---         ---      13,114
Other......................       245          ---       ---         ---         245
                             --------      -------   -------     -------    --------

  Total Plant, Property
   and Equipment...........  $626,682      $50,916   $16,362     $   ---    $661,236
                             ========      =======   =======     =======    ========




The notes on page F-21 are an integral part of this schedule.

              NOTES TO SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT


- --------------

(a) These additions include (1) the original cost (estimated if not specifically determinable) of reused material, which is concurrently credited to material and supplies, and (2) allowance for funds used during construction. Transfers between Plant in Service, Plant Under Construction and Other are also included in Additions at Cost.

(b) Items of plant, property and equipment are deducted from the property accounts when retired or sold at the amounts at which they are included therein, estimated if not specifically determinable.

(c) The Company's provision for depreciation is principally based on the remaining life method and straight-line composite rates prescribed by regulatory authorities. The remaining life method provides for the full recovery of the remaining net investment in plant, property and equipment. In 1991, the Company implemented changes in depreciation rates approved by regulatory authorities. These changes reflect decreases in estimated service lives of the Company's plant, property and equipment in service. This ruling will allow a more rapid recovery of the Company's investment in plant, property and equipment through closer alignment with current estimates of its remaining economic useful life. For the years 1993, 1992, and 1991, depreciation expressed as a percentage of average depreciable plant was 6.5%, 6.4%, and 6.2%, respectively.

(d) See Note 1 of Notes to Financial Statements for the Company's depreciation policies.

                     SCHEDULE VI - ACCUMULATED DEPRECIATION
             For the Years Ended December 31, 1993, 1992, and 1991
                             (Dollars in Thousands)



- --------------------------------------------------------------------------------
                  Balance at  Additions                  Other
                  Beginning   Charged to                Changes     Balance at
Classification    of Period    Expense    Retirements   Note(a)    End of Period
- ----------------  ----------  ----------  -----------  ----------  -------------

Year 1993.......    $218,934     $40,970      $18,476    $ 167          $241,595

Year 1992.......    $261,221     $39,087      $81,283    $ (91)         $218,934

Year 1991.......    $238,718     $39,165      $16,362    $(300)         $261,221




- ----------------------------------------

(a) Includes any gains or losses on disposition of plant, property and equipment. These gains and losses are amortized to depreciation expense over the remaining service lives of remaining net investment in plant, property and equipment.

                SCHEDULE VIII - VALUATION OF QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1993, 1992, and 1991
                             (Dollars in Thousands)



                                                              Additions
                                                        ------------------------
                                          Balance at    Charged     Charged to
                                         Beginning of      to     Other Accounts     Deductions      Balance at
             Description                    Period      Expenses     Note(a)            Note(b)     End of Period
- ---------------------------------------  ------------   --------  --------------     ----------     -------------
Allowance for Uncollectible Accounts:

  Year 1993............................        $2,635    $2,407          $2,996         $5,271            $2,767

  Year 1992............................        $2,446    $2,351          $2,262         $4,424            $2,635

  Year 1991............................        $1,664    $2,333          $2,127         $3,678            $2,446




- -------------------------------------------

(a) (i) Amounts previously written off which were credited directly to this account when recovered; and (ii) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by the Company.

(b) Amounts written off as uncollectible.

                         Bell Atlantic - Delaware, Inc.

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
             For the Years Ended December 31, 1993, 1992, and 1991
                             (Dollars in Thousands)



                                                                                  Charged to
                                                                                   Costs and
Item                                                                                Expenses
- --------------------------------------------------------------------------------------------
Year 1993
  Maintenance and repairs.................................................           $49,620
                                                                                     =======
  Taxes other than payroll and income taxes:
    Local taxes on outside plant..........................................           $ 2,959
    Gross receipts........................................................               519
    Property..............................................................               248
    Capital stock.........................................................                26
    Other.................................................................               823
                                                                                     -------
                                                                                     $ 4,575
                                                                                     =======
Year 1992
  Maintenance and repairs.................................................           $47,042
                                                                                     =======
  Taxes other than payroll and income taxes:
    Local taxes on outside plant..........................................           $ 2,697
    Gross receipts........................................................               490
    Property..............................................................               239
    Capital stock.........................................................                33
    Other.................................................................             1,198
                                                                                     -------
                                                                                     $ 4,657
                                                                                     =======
Year 1991
  Maintenance and repairs.................................................           $43,661
                                                                                     =======
  Taxes other than payroll and income taxes:
    Local taxes on outside plant..........................................           $ 2,586
    Gross receipts........................................................               460
    Property..............................................................               176
    Capital stock.........................................................                19
    Other.................................................................             1,169
                                                                                     -------
                                                                                     $ 4,410
                                                                                     =======

Advertising costs for 1993, 1992, and 1991 are not presented, as such amounts are less than 1 percent of total operating revenues.

Amounts reported for 1992 and 1991 for maintenance and repairs have been revised to include certain additional costs.

                                    EXHIBITS



                       FILED WITH ANNUAL REPORT FORM 10-K

                   UNDER THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993



                         Bell Atlantic - Delaware, Inc.



                         COMMISSION FILE NUMBER 1-7757

        Form 10-K for 1993
        File No. 1-7757
        Page 1 of 1

                                 EXHIBIT INDEX



Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.



Exhibit Number (Referenced to Item 601 of Regulation S-K)
- ---------------------------------------------------------


3a Certificate of Incorporation of the registrant, as amended and restated June 17, 1987 (Exhibit 3a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-7757)

           3a(i) Certificate of Amendment of Certificate of Incorporation dated August 14, 1992 (Exhibit 3a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-7757)

           3a(ii) Certificate of Amendment of Certificate of Incorporation, dated January 10, 1994 and filed January 13, 1994.

3b     By-Laws of the registrant, as amended through January 27, 1994.

4 No instrument which defines the rights of holders of long and intermediate term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10a Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among AT&T, Bell Atlantic Corporation, and the Bell Atlantic Corporation telephone subsidiaries, and certain other parties, dated as of November 1, 1983. (Exhibit 10a to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

10b Agreement Among Bell Atlantic Network Services, Inc. and the Bell Atlantic Corporation telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

24     Powers of attorney.