Form 10-Q
period 1994-03-31
BELL ATLANTIC DELAWARE INC
filed 1994-05-13
CIK 28729

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                              ----------------

                                  FORM 10-Q

                              ----------------


        (Mark one)
           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1994

                                     OR

           [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from      to


                        Commission File Number 1-7757


                       BELL ATLANTIC - DELAWARE, INC.


A Delaware Corporation             I.R.S. Employer Identification No. 23-0523775


               901 Tatnall Street, Wilmington, Delaware 19801


                       Telephone Number (302) 576-5420

                              ----------------




THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

                        Bell Atlantic - Delaware, Inc.


                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                STATEMENTS OF INCOME AND REINVESTED EARNINGS
                                 (Unaudited)
                           (Dollars in Thousands)

                                               Three months ended
                                                   March 31,
                                              --------------------
                                                1994       1993
                                              ---------  ---------
OPERATING REVENUES
  Local service.............................   $28,589    $25,925
  Network access............................    15,972     15,639
  Toll service..............................     9,711      8,993
  Directory advertising, billing services
   and other (including $142 and $160
   from affiliates).........................    10,680     10,166
  Provision for uncollectibles..............      (962)      (600)
                                               -------    -------
                                                63,990     60,123
                                               -------    -------
OPERATING EXPENSES
  Employee costs, including benefits
   and taxes................................    14,211     13,487
  Depreciation and amortization.............    10,556     10,009
  Other (including $10,498 and $10,081 to
   affiliates)..............................    18,678     20,723
                                               -------    -------
                                                43,445     44,219
                                               -------    -------
NET OPERATING REVENUES......................    20,545     15,904
                                               -------    -------

OPERATING INCOME TAXES
  Federal...................................     5,673      4,038
  State.....................................     1,790      1,373
                                               -------    -------
                                                 7,463      5,411
                                               -------    -------

OPERATING INCOME............................    13,082     10,493
                                               -------    -------

OTHER INCOME (EXPENSE)
  Allowance for funds used during
   construction.............................        81         26
  Miscellaneous - net.......................       (85)       (93)
                                               -------    -------
                                                    (4)       (67)
                                               -------    -------
INTEREST EXPENSE (including $47 and $29 to
  affiliate)................................     1,904      2,147
                                               -------    -------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE....................    11,174      8,279

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE
  Postemployment Benefits, Net of Tax.......       ---       (877)
                                               -------    -------

NET INCOME..................................   $11,174    $ 7,402
                                               =======    =======

REINVESTED EARNINGS
  At beginning of period....................   $54,235    $52,773
  Add: net income...........................    11,174      7,402
                                               -------    -------
                                                65,409     60,175
  Deduct: dividends.........................    10,060      7,700
          other changes.....................       ---         57
                                               -------    -------
  At end of period..........................   $55,349    $52,418
                                               =======    =======




                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.


                               BALANCE SHEETS
                                 (Unaudited)
                           (Dollars in Thousands)


                                   ASSETS
                                   ------

                                                        March 31,   December 31,
                                                          1994          1993
                                                        ---------   ------------
CURRENT ASSETS
  Cash...........................................       $    ---    $    313
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $2,834 and $2,767.........         27,236      23,091
    Affiliates...................................          4,724       3,651
    Other........................................          1,259         376
  Material and supplies..........................          1,454       1,490
  Prepaid expenses...............................         11,919       6,498
  Deferred income taxes..........................          2,314       2,545
  Other..........................................            453         335
                                                        --------    --------
                                                          49,359      38,299
                                                        --------    --------

PLANT, PROPERTY AND EQUIPMENT....................        660,842     655,812
  Less accumulated depreciation..................        249,770     241,595
                                                        --------    --------
                                                         411,072     414,217
                                                        --------    --------

OTHER ASSETS.....................................         16,767      16,666
                                                        --------    --------

TOTAL ASSETS.....................................       $477,198    $469,182
                                                        ========    ========




                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.


                               BALANCE SHEETS
                                 (Unaudited)
                           (Dollars in Thousands)


                   LIABILITIES AND SHAREOWNER'S INVESTMENT
                   ---------------------------------------



                                                        March 31,   December 31,
                                                          1994          1993
                                                        ---------   ------------
CURRENT LIABILITIES
  Debt maturing within one year:
   Affiliate...................................          $  3,912   $  4,263
  Accounts payable:
   Parent and affiliates.......................            18,823     15,185
   Other.......................................            16,876     20,845
  Accrued expenses:
   Taxes.......................................             8,483      2,561
   Other.......................................             9,275      8,872
  Advance billings and customer deposits.......            17,343     15,896
                                                         --------   --------
                                                           74,712     67,622
                                                         --------   --------

LONG-TERM DEBT.................................            99,016     98,991
                                                         --------   --------

EMPLOYEE BENEFIT OBLIGATIONS...................            44,414     43,793
                                                         --------   --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................            45,094     45,294
  Unamortized investment tax credits...........            10,102     10,367
  Other........................................            30,069     30,438
                                                         --------   --------
                                                           85,265     86,099
                                                         --------   --------
SHAREOWNER'S INVESTMENT
  Common stock, $25 par value per share........           118,442    118,442
   Authorized shares:   5,262,280
   Outstanding shares:  4,737,686
  Reinvested earnings..........................            55,349     54,235
                                                         --------   --------
                                                          173,791    172,677
                                                         --------   --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..          $477,198   $469,182
                                                         ========   ========




                     See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.


                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                           (Dollars in Thousands)

                                                         Three months ended
                                                              March 31,
                                                         -------------------
                                                          1994         1993
                                                         -------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........       $15,567     $ 7,994
                                                         -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to plant, property and equipment....          (6,842)     (8,602)
  Net change in note receivable from affiliate..             ---       2,882
  Other, net....................................              58        (147)
                                                         -------     -------
Net cash used in investing activities.............        (6,784)     (5,867)
                                                         -------     -------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in note payable to affiliate.........          (351)      3,036
  Dividends paid..................................       (10,060)     (7,700)
  Net change in outstanding checks drawn
   on controlled disbursement accounts............         1,315       2,145
                                                         -------     -------
Net cash used in financing activities.............        (9,096)     (2,519)
                                                         -------     -------

NET CHANGE IN CASH ...............................          (313)       (392)


CASH, BEGINNING OF PERIOD ........................           313         392
                                                         -------     -------


CASH, END OF PERIOD ..............................       $   ---     $   ---
                                                         =======     =======


                      See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.


                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Delaware, Inc. (formerly The Diamond State Telephone Company) (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1993 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2)  Dividend

     On May 2, 1994, the Company declared and paid a dividend in the amount of $10,700,000 to Bell Atlantic Corporation (Bell Atlantic).

(3)  Restatement - First Quarter 1993

     Results of operations for the three months ended March 31, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993.

                        Bell Atlantic - Delaware, Inc.


                            SELECTED OPERATING DATA
                                  (Unaudited)
                                (In Thousands)

                                                    At March 31,
                                                  ---------------
                                                   1994      1993
                                                  -----     -----
    Network Access Lines in Service:

        Residence..............................     300       292
        Business...............................     157       147
        Public.................................       6         6
                                                   ----      ----
                                                    463       445
                                                   ====      ====


                                                  Three months ended
                                                      March 31,
                                                  ------------------
                                                    1994      1993
                                                  --------  --------
    Carrier Access Minutes of Use:

        Interstate.............................    357,495   332,490
        Intrastate.............................      8,389     2,649
                                                   -------   -------
                                                   365,884   335,139
                                                   =======   =======

                                                  Three months ended
                                                      March 31,
                                                  ------------------
                                                    1994      1993
                                                  --------  --------
    Toll Messages:

        Message Telecommunication Services.....    12,769     11,176
        Unidirectional Long-Distance Services..     1,835      1,841
                                                   ------   --------
                                                   14,604     13,017
                                                   ======   ========

                        Bell Atlantic - Delaware, Inc.


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS

  Net income for the quarter ended March 31, 1994 increased $3,772,000 from the corresponding period last year. Results for the first quarter of 1993 reflect an after-tax charge of $877,000 for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits".

OPERATING REVENUES

  Operating revenues increased $3,867,000 or 6.4% in the first quarter of 1994 from the corresponding period last year. The increase in total operating revenues was comprised of the following:


                                             (Dollars In Thousands)
                                             ----------------------
  Local service.......................              $2,664
  Network access......................                 333
  Toll service........................                 718
  Directory advertising, billing
    services and other................                 514
  Less: Provision for uncollectibles..                 362
                                                    ------
                                                    $3,867
                                                    ======

  Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $2,664,000 or 10.3% in the first quarter of 1994. The increase is attributed to higher revenues resulting from a rate increase, as authorized by the Delaware Public Service Commission in Docket No. 92-47, growth in network access lines and higher demand for value-added central office services such as Custom Calling and Caller ID. Access lines in service at March 31, 1994 increased 4.0% from March 31, 1993 (see Selected Operating Data on page 6).

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

  Network access revenues increased $333,000 or 2.1% in the first quarter of 1994. Access minutes of use were 9.2% higher than the first quarter of 1993 (see Selected Operating Data on page 6), due to the effects of a recovering economy and inclement weather in the region. The increase in network access revenues is due to customer demand as reflected by growth in access minutes of use, as well as increased access lines in service, and lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool. This increase was offset in part by the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993. In its April 1, 1994 tariff filing, the Company filed revised rates which will become effective July 1, 1994, subject to FCC approval. These revised rates, net of lower support obligations to the NECA interstate common line pool, are not expected to significantly change current levels of interstate access revenues.

  Toll service revenues are earned from interexchange usage services such as Message Telecommunication Services (MTS), Unidirectional Services (Wide Area Toll Service (WATS) and 800 Services) and private line services. Toll service revenues increased $718,000 or 8.0% in the first quarter of 1994. The increase is attributed to a 12.2% growth in total toll message volumes, which was partially winter-storm driven (see Selected Operating Data on page 6).

                        Bell Atlantic - Delaware, Inc.


  Directory advertising, billing services and other revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, rent of Company facilities by affiliates and non-affiliates, and certain enhanced network services.

  Directory advertising, billing services and other revenues increased $514,000 or 5.1% for the first quarter of 1994. The increase is primarily due to increased revenues from directory advertising and enhanced network services.
The increase in directory advertising resulted from higher nonstandard business and residence listings, as well as rate increases for local yellow pages advertising. The increase in enhanced network services was due to higher demand for Residence Answer Call, as well as the effect of rate increases for this service, effective February 1, 1994. Also contributing to these increases was additional billing and collection revenue resulting from an increase in message processing services.

  The provision for uncollectibles, expressed as a percentage of total operating revenues, was 1.5% for the first quarter of 1994 and 1.0% for the same period last year. The increase reflects unfavorable collection experience.

OPERATING EXPENSES

  Operating expenses decreased $774,000 or 1.8% in the first quarter of 1994 from the corresponding period last year. The decrease in total operating expenses was comprised of the following:

                                             Increase/(Decrease)
                                            (Dollars In Thousands)
                                           ----------------------
  Employee costs ......................            $  724
  Depreciation and amortization .......               547
  Other ...............................            (2,045)
                                                   ------
                                                   $ (774)
                                                   ======

  Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses. Employee costs increased $724,000 or 5.4% for the first quarter of 1994 due to a combination of salary and wage increases and overtime. The effect of winter storms on repair and maintenance activity contributed to the increase in employee costs.

  The Company continues to evaluate ways to streamline and restructure its operations and reduce its workforce requirements in an effort to improve its cost structure.

  Depreciation and amortization expense increased $547,000 or 5.5% for the first quarter of 1994. The increase was principally due to higher depreciation expense resulting from growth in the level of depreciable plant.

  On May 6, 1994, the Company reached tentative agreement with the FCC for represcribed depreciation rates. In August 1994, the Company expects to receive final approval to record the depreciation changes, which will be retroactive to January 1, 1994. The new rates are expected to increase depreciation expense by approximately $11,500,000 annually.

  Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, and other general and administrative expenses. Other operating expenses decreased $2,045,000 or 9.9% for the first quarter of 1994. The decrease in other operating expenses was due to lower costs for contracted services, decreased software development costs associated with the enhancement of the Company's network, and the effect of one-time accruals for certain liabilities recorded in the first quarter of 1993.

                        Bell Atlantic - Delaware, Inc.


OPERATING INCOME TAXES

  The provision for income taxes increased $2,052,000 or 37.9% for the first quarter of 1994. The Company's effective income tax rate was 40.1% for three month period ended March 31, 1994, compared to 39.3% for the same period in 1993. The increase in the effective tax rate is principally the result of federal tax legislation enacted in 1993, which increased the federal corporate tax rate from 34% to 35%.

INTEREST EXPENSE

  Interest expense decreased $243,000 or 11.3% for the first quarter of 1994, principally due to the effect of long-term debt refinancings in December 1993.

COMPETITIVE ENVIRONMENT

  The communications industry is currently undergoing fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are driven by a number of factors, including the accelerated pace of technological innovation, the convergence of telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which many traditional regulatory barriers are being lowered and competition permitted or encouraged.

  Communications services and equipment and the number of competitors offering such services are continuing to expand. The Company's telecommunications business is currently subject to competition from numerous sources, including competitive access providers for network access services and competing cellular telephone companies. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. Other potential sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of partially or completely bypassing the Company's local network.

  The entry of well-financed competitors, such as large long-distance carriers and other local exchange service competitors, has the potential to adversely affect multiple revenue streams of the Company, including local exchange, local access, and long-distance services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on competitors' success in marketing these services, and the conditions of interconnection established by regulators. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

  The Company continues to focus its efforts on becoming more competitive and seeking growth opportunities. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility through efforts to reprice and repackage existing competitive services, reduce its cost structure and workforce through consolidation, re-engineering and streamlining initiatives, and to achieve an improved regulatory and legislative environment. Other important competitive responses, including the development of broadband networks, will improve the Company's ability to take advantage of the growth opportunities created by technological advances and the convergence of the communications, information services and entertainment industries.

REGULATORY ENVIRONMENT

  Federal Regulation
  ------------------

  Recent FCC regulatory rulings have sought to expand competition for special and switched access services. Effective February 1994, the FCC ordered local exchange carriers, including the Company, to allow competing carriers to interconnect to the local exchange network for the purpose of providing switched access transport services. The terms and conditions of this ruling are similar to those for special access collocation ordered during 1992. The principal goal of the FCC's collocation rulings is to encourage competition for these services. The FCC also granted additional, but

                        Bell Atlantic - Delaware, Inc.


limited, pricing flexibility for these services so that the local exchange carriers can better respond to the competition that will result. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, may be larger than from special access collocation. Bell Atlantic and certain other parties have appealed both the special and switched access collocation orders. Appeals of the switched access collocation order have been stayed pending a decision on the appeal of the special access collocation order. Bell Atlantic expects the appeal on the special access collocation order to be decided in 1994.

  In February 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of the price cap rules and decide what changes, if any, should be made to those rules. Under proposed rulemaking, the FCC identified for examination three broad sets of issues including those related to the basic goals of price regulation, the operation of price caps and the transition of local exchange services to a fully competitive market. This rulemaking is expected to be concluded by the end of 1994. Any changes to the current price cap plan are expected to be effective January 1, 1995 or shortly thereafter. At this time, the Company cannot estimate the financial impact, if any, that would result if the FCC revised its current price cap rules.

  State Regulation
  ----------------

  The communications services of the Company are subject to regulation by the Delaware Public Service Commission (the PSC) with respect to intrastate rates and services and other matters.

  On March 24, 1994, the Company elected to be regulated under the alternative regulation provisions of the Delaware Telecommunications Technology Investment Act of 1993 (the Delaware Telecommunications Act). The Delaware Telecommunications Act modified telecommunications industry regulation for intrastate services and allows the Company to be regulated under an alternative regulation plan instead of traditional rate-base rate of return regulation. The Delaware Telecommunications Act provides that the prices of "Basic Telephone Services" will remain regulated and cannot change in any one year by more than the rate of inflation, less 3%, the prices of "Discretionary Services" cannot increase more than 15% per year per service after an initial one-year cap, and the prices of "Competitive Services" will not be subject to tariff. On such date, the Company filed a technology deployment plan consistent with such legislation pursuant to which it committed to (i) an investment of a minimum of $250 million during the first five years of the plan, (ii) provide fiber connectivity to public schools, major medical facilities and state government offices, (iii) digitize all of its telephone switches by 1998, and (iv) connect all of its central offices with fiber optic cable by the end of the five year plan.

  The Delaware Telecommunications Act also provides protections to ensure that competitors will not be unfairly disadvantaged, including a prohibition on cross-subsidization, imputation rules, services unbundling and resale service availability requirements, and a review by the PSC during the fifth year of the plan. The PSC has initiated a rulemaking docket to develop regulations for the implementation of the Delaware Telecommunications Act.

  The PSC has initiated a proceeding to determine whether to require presubscription and dialing parity ("1+ dialing") for intraLATA toll competitors of the Company. Management believes that intraLATA presubscription, if implemented without adequate compensation and regulatory relief, could have a material effect on the Company's financial condition and results of operations.

REGULATORY ACCOUNTING

  The Company conducts ongoing evaluations of its accounting practices, many of which have been prescribed by regulators. These evaluations include the assessment of whether costs that have been deferred as a result of actions of regulators and the cost of the Company's telephone plant will be recoverable in the future. In the event recoverability of costs becomes unlikely due to changes in cost-based regulation to another form of regulation, decisions by the Company to accelerate deployment of new technology, or increasing levels of competition, the Company may no longer apply the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the

                        Bell Atlantic - Delaware, Inc.


Effects of Certain Types of Regulation" (Statement No. 71). The discontinued application of Statement No. 71 would require the Company to write off its regulatory assets and liabilities and may require the Company to adjust the carrying amount of its telephone plant should it determine that such amount is not recoverable. The Company believes that it continues to meet the criteria for continued financial reporting under Statement No. 71. A determination in the future that such criteria are no longer met may result in a significant one-time, non-cash, extraordinary charge, if the Company determines that a substantial portion of the carrying value of its telephone plant may not be recoverable.

OTHER MATTERS

  Environmental Issues
  --------------------

  The Company is subject to a number of environmental matters as a result of its operations and shared liability provisions in the Plan of Reorganization, related to the Modification of Final Judgment. Certain of these environmental matters relate to Superfund sites for which the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency. Designation as a potentially responsible party subjects the named company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

  The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any potential liability would not have a material effect on the Company's financial condition or results of operations.

FINANCIAL CONDITION

  Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization, and payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds, although additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

  The Company's debt ratio was 37.2% at March 31, 1994, compared to 37.4% at December 31, 1993, and 37.3% at March 31, 1993.

                        Bell Atlantic - Delaware, Inc.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corporation (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


Item 6.  Exhibits and Reports on Form 8-K


         (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1994.

                        Bell Atlantic - Delaware, Inc.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 BELL ATLANTIC - DELAWARE, INC.



Date:  May 12, 1994              By  /s/ John J. Parker
                                    --------------------------------------
                                         John J. Parker
                                         Controller and Treasurer



UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 9, 1994.