Form 10-Q
period 1994-06-30
BELL ATLANTIC DELAWARE INC
filed 1994-08-15
CIK 28729

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ----------------

                                   FORM 10-Q

                                ----------------


     (Mark one)
       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1994

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
                             (DOLLARS IN THOUSANDS)

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                               JUNE 30,              JUNE 30,
                                         -------------------   -------------------
                                           1994       1993       1994       1993
                                         --------   --------   --------   --------
OPERATING REVENUES
  Local service........................   $29,080    $26,314   $ 57,669   $ 52,239
  Network access.......................    15,735     16,061     31,707     31,700
  Toll service.........................     9,576      9,128     19,287     18,121
  Directory advertising, billing
   services and other (including
   $179, $158, $321 and $318 from
   affiliates).........................    11,143     10,198     21,823     20,364
  Provision for uncollectibles.........      (776)      (600)    (1,738)    (1,200)
                                          -------    -------   --------   --------
                                           64,758     61,101    128,748    121,224
                                          -------    -------   --------   --------

OPERATING EXPENSES
  Employee costs, including benefits
   and taxes...........................    14,079     13,688     28,290     27,175
  Depreciation and amortization........    10,774     10,321     21,330     20,330
  Other (including $10,706, $10,441,
   $21,204 and $20,522 to affiliates)..    20,790     18,341     39,468     39,064
                                          -------    -------   --------   --------
                                           45,643     42,350     89,088     86,569
                                          -------    -------   --------   --------

NET OPERATING REVENUES.................    19,115     18,751     39,660     34,655
                                          -------    -------   --------   --------

OPERATING INCOME TAXES
  Federal..............................     5,052      4,848     10,725      8,886
  State................................     1,630      1,617      3,420      2,990
                                          -------    -------   --------   --------
                                            6,682      6,465     14,145     11,876
                                          -------    -------   --------   --------

OPERATING INCOME.......................    12,433     12,286     25,515     22,779
                                          -------    -------   --------   --------

OTHER INCOME (EXPENSE)
  Allowance for funds used
   during construction.................        99         40        180         66
  Miscellaneous - net..................       (92)       (86)      (177)      (179)
                                          -------    -------   --------   --------
                                                7        (46)         3       (113)
                                          -------    -------   --------   --------

INTEREST EXPENSE (including $164,
 $47, $211 and $76 to affiliate).......     2,160      2,177      4,064      4,324
                                          -------    -------   --------   --------

INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE........    10,280     10,063     21,454     18,342

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
  Postemployment Benefits, Net of Tax..       ---        ---        ---       (877)
                                          -------    -------   --------   --------

NET INCOME.............................   $10,280    $10,063   $ 21,454   $ 17,465
                                          =======    =======   ========   ========




                                  (Continued)

                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                            THREE MONTHS ENDED   SIX MONTHS ENDED
                                 JUNE 30,            JUNE 30,
                            ------------------  ------------------
                              1994      1993      1994      1993
                            --------  --------  --------  --------
REINVESTED EARNINGS
  At beginning of period..   $55,349   $52,418   $54,235   $52,773
  Add: net income.........    10,280    10,063    21,454    17,465
                             -------   -------   -------   -------
                              65,629    62,481    75,689    70,238
  Deduct: dividends.......    10,700     7,200    20,760    14,900
          other changes...       ---        18       ---        75
                             -------   -------   -------   -------
  At end of period........   $54,929   $55,263   $54,929   $55,263
                             =======   =======   =======   =======




                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                                BALANCE SHEETS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                     ASSETS
                                     ------

                                                   JUNE 30,  DECEMBER 31,
                                                     1994        1993
                                                   --------  ------------
CURRENT ASSETS
  Cash...........................................  $    ---  $    313
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $2,988 and $2,767.........    30,925    23,091
    Affiliates...................................     1,870     3,651
    Other........................................     1,309       376
  Material and supplies..........................     1,572     1,490
  Prepaid expenses...............................    18,522     6,498
  Deferred income taxes..........................       452     2,545
  Other..........................................       571       335
                                                   --------  --------
                                                     55,221    38,299
                                                   --------  --------

PLANT, PROPERTY AND EQUIPMENT....................   673,739   655,812
  Less accumulated depreciation..................   258,255   241,595
                                                   --------  --------
                                                    415,484   414,217
                                                   --------  --------

OTHER ASSETS.....................................    17,441    16,666
                                                   --------  --------

TOTAL ASSETS.....................................  $488,146  $469,182
                                                   ========  ========




                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                                BALANCE SHEETS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                 JUNE 30,    DECEMBER 31,
                                                   1994         1993
                                                -----------  ------------
CURRENT LIABILITIES
  Debt maturing within one year:
   Affiliate...................................  $   23,458  $  4,263
  Accounts payable:
   Parent and affiliates.......................      19,763    15,185
   Other.......................................      20,055    20,845
  Accrued expenses:
   Taxes.......................................         453     2,561
   Other.......................................       9,544     8,872
  Advance billings and customer deposits.......      14,321    15,896
                                                 ----------  --------
                                                     87,594    67,622
                                                 ----------  --------

LONG-TERM DEBT.................................      99,040    98,991
                                                 ----------  --------

EMPLOYEE BENEFIT OBLIGATIONS...................      45,033    43,793
                                                 ----------  --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................      44,184    45,294
  Unamortized investment tax credits...........       9,836    10,367
  Other........................................      29,088    30,438
                                                 ----------  --------
                                                     83,108    86,099
                                                 ----------  --------
SHAREOWNER'S INVESTMENT
  Common stock, $25 par value per share........     118,442   118,442
   Authorized shares:   5,262,280
   Outstanding shares:  4,737,686
  Reinvested earnings..........................      54,929    54,235
                                                 ----------  --------
                                                    173,371   172,677
                                                 ----------  --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..  $  488,146  $469,182
                                                 ==========  ========




                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                                    ------------------
                                                     1994       1993
                                                    -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........  $23,311    $28,122
                                                    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to plant, property and equipment......  (23,834)   (18,215)
  Net change in note receivable from affiliate....      ---      2,882
  Other, net......................................      338        (42)
                                                    -------    -------
Net cash used in investing activities.............  (23,496)   (15,375)
                                                    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in note payable to affiliate.........   19,195      1,972
  Dividends paid..................................  (20,760)   (14,900)
  Net change in outstanding checks drawn
   on controlled disbursement accounts............    1,437        ---
                                                    -------    -------
Net cash used in financing activities.............     (128)   (12,928)
                                                    -------    -------

NET CHANGE IN CASH ...............................     (313)      (181)


CASH, BEGINNING OF PERIOD ........................      313        392
                                                    -------    -------

CASH, END OF PERIOD ..............................  $   ---    $   211
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

(2) DIVIDEND

  On August 1, 1994, the Company declared and paid a dividend in the amount of $9,765,000 to Bell Atlantic Corporation.

(3) SUBSEQUENT EVENTS

  Discontinued Application of Statement No. 71
  --------------------------------------------

  The Company has historically accounted for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). Under Statement No. 71, as a result of actions of regulators, the Company has depreciated telephone plant using lives prescribed by regulators and deferred certain costs or recognized certain liabilities (regulatory assets and liabilities).

  On August 15, 1994, the Company's parent, Bell Atlantic Corporation (Bell Atlantic), announced that it has determined that it is no longer eligible for continued application of the accounting required by Statement No. 71. The Company believes that the convergence of competition, technological change (including the Company's recent technology deployment plans), recent and potential regulatory, legislative and judicial actions and other factors will create fully open and competitive markets. In such markets, the Company believes it can no longer be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulator-prescribed lives. In addition, changes from cost-based regulation to a form of price regulation (including the Company's recent election to be regulated under the provisions of the Delaware Telecommunications Technology Investment Act of 1993) contributed to the determination that the continued application of Statement No. 71 is inappropriate.

  The discontinued application of Statement No. 71 requires the Company, for external financial reporting purposes, to eliminate its regulatory assets and liabilities and adjust the carrying amount of its telephone plant to the extent that it determines that such amounts either are overstated as a result of the regulatory process, or are not recoverable. Accordingly, as of August 1, 1994, the Company will recognize a non-cash, after-tax extraordinary charge of approximately $36 million to adjust the net carrying amount of telephone plant and equipment and eliminate net regulatory liabilities. The adjustment to the net carrying amount of telephone plant and equipment will increase the reserve for accumulated depreciation by approximately $68 million. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

  As of August 1, 1994, for external financial reporting purposes, the Company will utilize estimated asset lives for certain categories of plant and equipment that are

                        Bell Atlantic - Delaware, Inc.

shorter than those currently approved by regulators. The shorter estimated asset lives result from the Company's current expectations as to the revenue-producing lives of the assets. A comparison of the current regulator-approved asset lives and the associated shorter estimated asset lives for the most significantly impacted categories of plant and equipment follows:

                              Average Lives (in years)
                           -------------------------------
                           Regulator-Approved   Estimated
                              Asset Lives      Asset Lives
                           ------------------  -----------
        Digital Switch             17               12
        Digital Circuit            11                9
        Copper Cable            22 - 26          16 - 19
        Fiber Cable             25 - 30          20 - 25


     Employee Benefits
     -----------------

  On August 15, 1994, Bell Atlantic also announced that it will record a charge in the third quarter of 1994, as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), to recognize the benefit costs for the separation of employees who are entitled to benefits under its preexisting separation pay plans. The charge, which was actuarially determined, represents benefits earned to date by employees who are expected to receive separation payments in the future, including those who will be separated through 1997 as a result of the recently announced workforce reduction initiative. These workforce reductions will be made possible by improved provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups. The Company will record a pretax charge of between $2 million and $5 million to recognize its share of the benefit costs under the separation pay plans.

(4) RESTATEMENT OF 1993 FINANCIAL STATEMENTS

  Results of operations for the six months ended June 30, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement No. 112, effective January 1, 1993.

                        Bell Atlantic - Delaware, Inc.

                            SELECTED OPERATING DATA
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                 AT JUNE 30,
                                                 -----------
                                                 1994   1993
                                                 -----  ----
    Network Access Lines in Service:

        Residence..............................    302   295
        Business...............................    158   150
        Public.................................      6     6
                                                  ----  ----
                                                   466   451
                                                  ====  ====


                                                 SIX MONTHS ENDED
                                                     JUNE 30,
                                                 ----------------
                                                  1994     1993
                                                 -------  -------
    Carrier Access Minutes of Use:

        Interstate.............................  738,948  675,937
        Intrastate.............................   18,594   10,589
                                                 -------  -------
                                                 757,542  686,526
                                                 =======  =======

                                                 SIX MONTHS ENDED
                                                     JUNE 30,
                                                 ----------------
                                                  1994     1993
                                                 -------  -------
    Toll Messages:

        Message Telecommunication Services.....   25,820   23,212
        Unidirectional Long-Distance Services..    3,581    3,800
                                                  ------  -------
                                                  29,401   27,012
                                                  ======  =======

                        Bell Atlantic - Delaware, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS (ABBREVIATED PURSUANT TO GENERAL INSTRUCTION H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS

  Net income for the six months ended June 30, 1994 increased $3,989,000 or 22.8% from the corresponding period last year. Results for the six months ended June 30, 1993 reflect an after-tax charge of $877,000 for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits".

OPERATING REVENUES

  Operating revenues for the six months ended June 30, 1994 increased $7,524,000 or 6.2% from the corresponding period last year. The increase in total operating revenues was comprised of the following:

                                      (Dollars in Thousands)
                                      ----------------------
Local service.......................          $5,430
Network access......................               7
Toll service........................           1,166
Directory advertising, billing
  services and other................           1,459
Less: Provision for uncollectibles..             538
                                              ------
                                              $7,524
                                              ======

  Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $5,430,000 or 10.4%, compared to the same period in 1993. The increase is attributed to higher revenues resulting from a rate increase, effective in March 1993, as authorized by the Delaware Public Service Commission in Docket No. 92-
47. In addition, growth in network access lines and higher demand for value-added central office services such as Custom Calling and Caller ID also contributed to this increase. Access lines in service at June 30, 1994 increased 3.3% from June 30, 1993 (see Selected Operating Data on page 8).

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

  Network access revenues remained virtually unchanged from the corresponding period in 1993. Access minutes of use were 10.3% higher than the first six months of 1993 (see Selected Operating Data on page 8), due to the effects of a recovering economy and inclement weather conditions in the region during the first quarter of 1994. Growth in network access revenues is due to customer demand as reflected by growth in access minutes of use, as well as increased access lines in service. In addition to volume growth, network access revenues increased due to lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool. This revenue growth was substantially offset by the reduction of revenues recognized through an interstate revenue sharing arrangement with affiliated companies and by the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993. In its April 1, 1994 tariff filing, the Company filed revised rates which became effective July 1, 1994. These revised rates, net of lower support obligations to the NECA interstate common line pool, are not expected to significantly change current levels of interstate access revenues.

  Toll service revenues are earned from interexchange usage services such as Message Telecommunication Services (MTS), Unidirectional Services (Wide Area Toll Service (WATS) and 800 Services) and private line services. Toll service revenues increased $1,166,000

                        Bell Atlantic - Delaware, Inc.

or 6.4%, compared to the same period in 1993. MTS message volumes were 11.2% higher, while unidirectional long-distance messages decreased 5.8%, compared to the first six months of 1993 (see Selected Operating Data on page 8). The growth in MTS message volumes was due to the effects of a recovering economy and harsh weather conditions in the first quarter of 1994.

  Directory advertising, billing services and other revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, rent of Company facilities by affiliates and non-affiliates, and certain enhanced network services.

  Directory advertising, billing services and other revenues increased $1,459,000 or 7.2%, compared to the same period in 1993. The increase is primarily due to increased revenues from directory advertising and enhanced network services. The increase in directory advertising resulted from higher nonstandard business and residence listings, as well as higher rates for yellow pages advertising. Revenues from enhanced network services increased due to higher demand for voice messaging services, as well as the effect of a rate increase for Residence Answer Call service, effective February 1, 1994. Also contributing to these revenue increases was additional billing and collection revenue resulting from an increase in message processing services.

  The provision for uncollectibles, expressed as a percentage of total operating revenues, was 1.3% for the first six months of 1994 and 1.0% for the same period last year.

OPERATING EXPENSES

  Operating expenses for the six months ended June 30, 1994 increased $2,519,000 or 2.9% from the corresponding period last year. The increase in total operating expenses was comprised of the following:

                                 (Dollars in Thousands)
                                 ----------------------
Employee costs.................          $1,115
Depreciation and amortization..           1,000
Other..........................             404
                                         ------
                                         $2,519
                                         ======

  Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses. Employee costs increased $1,115,000 or 4.1%, compared to the same period in 1993, due to a combination of salary and wage increases, increased overtime, and higher healthcare benefit costs for active and retired employees. Higher repair and maintenance activity experienced in the first quarter of 1994 caused by unusually severe winter storm conditions throughout the region also contributed to the increase in employee costs.

  On August 15, 1994, the Company's parent, Bell Atlantic Corporation, announced that it will record a charge in the third quarter of 1994, as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," to recognize the benefit costs for the separation of employees who are entitled to benefits under its preexisting separation pay plans. The charge, which was actuarially determined, represents benefits earned to date by employees who are expected to receive separation payments in the future, including those who will be separated through 1997 as a result of the recently announced workforce reduction initiative. These workforce reductions will be made possible by improved provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups. The Company will record a pretax charge of between $2 million and $5 million to recognize its share of the benefit costs under the separation pay plans. Costs of enhancing systems and consolidating work activities will be charged to expense as incurred.

                        Bell Atlantic - Delaware, Inc.

  Depreciation and amortization expense increased $1,000,000 or 4.9%, compared to the same period in 1993. The increase was principally due to higher depreciation expense resulting from growth in the level of depreciable plant.

  In the second quarter of 1994, the Company reached a tentative agreement with the FCC to increase interstate depreciation expense by approximately $3,900,000 annually for regulatory reporting purposes, effective August 1, 1994, retroactive to January 1, 1994. Coincident with the interstate depreciation expense increase, the Company will also increase intrastate depreciation expense for regulatory reporting purposes by approximately $8,600,000 annually, retroactive to January 1, 1994.

  For external financial reporting purposes, depreciation expense in the third quarter of 1994 will increase by approximately $7,700,000, representing the retroactive portion of the additional depreciation expense described above, which will be recorded prior to the discontinued application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71) (see Other Matters on page 13). Subsequent to the discontinued application of Statement No. 71, the Company expects that the use of shorter asset lives when applied to the reduced net asset base will not significantly impact depreciation expense, for external financial reporting purposes, for the remainder of 1994.

  Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, and other general and administrative expenses. Other operating expenses increased $404,000 or 1.0%, compared to the same period in 1993. The increase in other operating expenses was due to an increase in software development costs associated with the enhancement of the Company's network, and higher material and supplies costs, rent expense and operating taxes other than income. These increases were substantially offset by the effect of one-time accruals for certain liabilities recorded in 1993 and lower costs for contracted services allocated from NSI.

OPERATING INCOME TAXES

  The provision for income taxes increased $2,269,000 or 19.1%, compared to the same period in 1993. The Company's effective income tax rate was 39.8% for the six months ended June 30, 1994, compared to 39.1% for the same period in 1993. The increase in the effective tax rate was principally the result of federal tax legislation enacted in 1993, which increased the federal corporate tax rate from 34% to 35%.

INTEREST EXPENSE

  Interest expense decreased $260,000 or 6.0%, compared to the same period in 1993. This decrease is due to the effect of long-term debt refinancings in December 1993, offset in part by additional expense resulting from higher levels of average short-term debt.

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

                        Bell Atlantic - Delaware, Inc.

  The entry of well-financed competitors, such as large long-distance carriers and other local exchange service competitors, has the potential to adversely affect multiple revenue streams of the Company, including local exchange, local access, and long-distance services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on the competitors' success in marketing these services, and the conditions of interconnection established by regulators. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

  The Company continues to focus its efforts on becoming more competitive and seeking growth opportunities. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility through efforts to reprice and repackage existing competitive services, to reduce its cost structure and workforce through re-engineering and streamlining initiatives, and to achieve an improved regulatory and legislative environment. Other important competitive responses, including the development of broadband networks, will improve the Company's ability to take advantage of the growth opportunities created by technological advances and the convergence of the communications, information services and entertainment industries.

  On May 19, 1994, Bell Atlantic Corporation announced the specifics underlying its full service network deployment program to make broadband, interactive, multimedia services available to up to 8.5 million homes throughout the Bell Atlantic region by the end of the year 2000. The Company will use a variety of technologies, on a market by market basis, depending on customer demand and cost considerations.

REGULATORY ENVIRONMENT

  Federal Regulation
  ------------------

  Recent FCC regulatory rulings have sought to expand competition for special and switched access services. Effective February 1994, the FCC ordered local exchange carriers (LECs), including the Company, to allow competing carriers to interconnect to the local exchange network for the purpose of providing switched access transport services. The terms and conditions of this ruling are similar to those for special access collocation ordered during 1992. The principal goal of the FCC's collocation rulings is to encourage competition for these services. The FCC also granted additional, but limited, pricing flexibility for these services so that the LECs can better respond to the competition that will result. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, are expected to be larger than from special access collocation. Bell Atlantic and certain other parties appealed both the special and switched access collocation orders. In June 1994, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FCC's special access collocation order insofar as it required physical collocation and remanded for further proceedings in which the FCC could consider whether, and to what extent, virtual collocation should be imposed. In July 1994, the FCC voted to require LECs to offer competitors virtual collocation, with the LECs having the option to offer physical collocation. Tariffs for virtual collocation for special access are required to be filed on September 1, 1994 and will become effective on December 15, 1994. The appeal of the switched access collocation order is being held in abeyance. The FCC has informed the U.S. Court of Appeals that it will not further litigate the June 1994 special access decision.

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

                        Bell Atlantic - Delaware, Inc.

  State Regulation
  ----------------

  The communications services of the Company are subject to regulation by the Delaware Public Service Commission (the PSC) with respect to intrastate rates and services and other matters.

  On March 24, 1994, the Company elected to be regulated under the alternative regulation provisions of the Delaware Telecommunications Technology Investment Act of 1993 (the Delaware Telecommunications Act). The Delaware Telecommunications Act modified telecommunications industry regulation for intrastate services and allows the Company to be regulated under an alternative regulation plan instead of traditional rate base rate of return regulation. The Delaware Telecommunications Act provides that the prices of "Basic Telephone Services" will remain regulated and cannot change in any one year by more than the rate of inflation, less 3%, the prices of "Discretionary Services" cannot increase more than 15% per year per service after an initial one-year cap, and the prices of "Competitive Services" will not be subject to tariff. On said date, the Company filed a technology deployment plan consistent with such legislation pursuant to which it committed to (i) an investment of a minimum of $250 million during the first five years of the plan, (ii) make fiber-optic facilities available to public schools, major medical facilities and state government offices, (iii) make digital switching available to all customers by 1998, and (iv) connect all of its central offices with fiber optic cable by the end of the five year plan.

  The Delaware Telecommunications Act also provides protections to ensure that competitors will not be unfairly disadvantaged, including a prohibition on cross-subsidization, imputation rules, services unbundling and resale service availability requirements, and a review by the PSC during the fifth year of the plan. The PSC has initiated a rulemaking docket to develop regulations for the implementation of the Delaware Telecommunications Act. On June 21, 1994, the PSC authorized a special negotiation phase of this docket, facilitated by a mediator, to develop proposed rules which will be mutually agreeable to all parties. A deadline of September 30, 1994, has been established for the substantial completion of these efforts.

  The PSC has also initiated a proceeding to determine whether to require presubscription and dialing parity ("1+ dialing") for intrastate toll competitors of the Company. Management believes that intrastate presubscription, if implemented without adequate compensation and regulatory relief, could have a material effect on the Company's financial condition and results of operations. On May 19, 1994, the Company filed an appeal in this
proceeding in Kent County Superior Court.   The Company is appealing a PSC
decision which denied a motion to disqualify a consulting firm retained by the PSC. The Company has also requested that all activity in this proceeding be stayed while this appeal is pending.

OTHER MATTERS

  Subsequent Event - Discontinued Application of Statement No. 71
  ---------------------------------------------------------------

  On August 15, 1994, the Company's parent, Bell Atlantic Corporation, announced that it has determined that it is no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No.
71). The discontinued application of Statement No. 71 requires the Company, for external financial reporting purposes, to eliminate its regulatory assets and liabilities and adjust the carrying amount of its telephone plant to the extent that it determines that such amounts either are overstated as a result of the regulatory process, or are not recoverable. Accordingly, as of August 1, 1994, the Company will recognize a non-cash, after-tax extraordinary charge of approximately $36 million to adjust the net carrying amount of telephone plant and equipment and eliminate net regulatory liabilities. The adjustment to the net carrying amount of telephone plant and equipment will increase the reserve for accumulated depreciation by approximately $68 million. The Company expects to report a loss for the third quarter and year as a result of the extraordinary charge for the discontinued application of Statement No. 71.

  As of August 1, 1994, for external financial reporting purposes, the Company will utilize estimated asset lives for certain categories of plant and equipment that are shorter than those currently approved by regulators (see Note 3 to the Financial

                        Bell Atlantic - Delaware, Inc.

Statements). It is expected that the use of the shorter asset lives when applied to the reduced net asset base will not significantly impact depreciation expense for external financial reporting purposes for the remainder of 1994.
The ongoing impact on operating expense resulting from the elimination of the amortization of net regulatory liabilities is not expected to be significant in future periods. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

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

  The Company's debt ratio was 41.4% at June 30, 1994, compared to 37.4% at December 31, 1993.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1994.

                        Bell Atlantic - Delaware, Inc.

                                  SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                 BELL ATLANTIC - DELAWARE, INC.



Date:  August 15, 1994           By  /s/ John J. Parker
                                    --------------------------------------
                                    John J. Parker
                                    Controller and Treasurer