Form 10-Q
period 1994-09-30
BELL ATLANTIC DELAWARE INC
filed 1994-11-14
CIK 28729

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ----------------

                                   FORM 10-Q

                                ----------------


     (Mark one)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1994

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

                        Bell Atlantic - Delaware, Inc.


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS
                                  (Unaudited)
                             (Dollars in Thousands)

                                      Three months ended    Nine months ended
                                        September 30,         September 30,
                                     --------------------  --------------------
                                        1994       1993      1994       1993
                                     ----------  --------  ---------  ---------
OPERATING REVENUES
  Local service....................   $ 29,890   $28,119   $ 87,559   $ 80,358
  Network access...................     17,582    16,422     49,289     48,122
  Toll service.....................      8,325     9,507     27,612     27,628
  Directory advertising, billing
   services and other (including
   $262, $98, $583 and $416 from
   affiliates).....................     11,266    10,351     33,089     30,715
  Provision for uncollectibles.....       (744)     (600)    (2,482)    (1,800)
                                      --------   -------   --------   --------
                                        66,319    63,799    195,067    185,023
                                      --------   -------   --------   --------
OPERATING EXPENSES
  Employee costs, including
   benefits and taxes..............     17,466    14,516     45,756     41,691
  Depreciation and amortization....     18,572    10,162     39,902     30,492
  Other (including $11,347,
   $10,284, $32,551 and $30,806 to
    affiliates)....................     20,785    19,186     60,253     58,250
                                      --------   -------   --------   --------
                                        56,823    43,864    145,911    130,433
                                      --------   -------   --------   --------

NET OPERATING REVENUES.............      9,496    19,935     49,156     54,590
                                      --------   -------   --------   --------

OPERATING INCOME TAXES
  Federal..........................      1,763     5,345     12,488     14,231
  State............................        611     1,711      4,031      4,701
                                      --------   -------   --------   --------
                                         2,374     7,056     16,519     18,932
                                      --------   -------   --------   --------

OPERATING INCOME...................      7,122    12,879     32,637     35,658
                                      --------   -------   --------   --------

OTHER INCOME (EXPENSE)
  Allowance for funds used
   during construction.............         36        49        216        115
  Miscellaneous - net..............       (240)     (147)      (417)      (326)
                                      --------   -------   --------   --------
                                          (204)      (98)      (201)      (211)
                                      --------   -------   --------   --------

INTEREST EXPENSE (including $230,
 $13, $441 and $89 to affiliate)...      2,031     2,286      6,095      6,610
                                      --------   -------   --------   --------

INCOME BEFORE EXTRAORDINARY ITEM
 AND CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE..............      4,887    10,495     26,341     28,837

EXTRAORDINARY ITEM
  Discontinuation of Regulatory
   Accounting Principles, Net of
    Tax                                (36,926)      ---    (36,926)       ---

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
  Postemployment Benefits, Net of
   Tax                                     ---       ---        ---       (877)
                                      --------   -------   --------   --------

NET INCOME (LOSS)..................   $(32,039)  $10,495   $(10,585)  $ 27,960
                                      ========   =======   ========   ========


                                  (Continued)

                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                                  (Unaudited)
                             (Dollars in Thousands)

                            Three months ended    Nine months ended
                               September 30,        September 30,
                            -------------------  -------------------
                               1994      1993      1994       1993
                            ----------  -------  ---------  --------
REINVESTED EARNINGS
  At beginning of period..   $ 54,929   $55,263  $ 54,235    $52,773
  Add: net income (loss)..    (32,039)   10,495   (10,585)    27,960
                             --------   -------  --------    -------
                               22,890    65,758    43,650     80,733
  Deduct: dividends.......      9,765    10,000    30,525     24,900
          other changes...        ---        78       ---        153
                             --------   -------  --------    -------
  At end of period........   $ 13,125   $55,680  $ 13,125    $55,680
                             ========   =======  ========    =======




                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.


                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                  September 30,     December 31,
                                                      1994              1993
                                                  -------------     ------------
CURRENT ASSETS
  Cash...........................................  $    ---          $    313
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $2,847 and $2,767.........    32,699            23,091
    Affiliates...................................     4,871             3,651
    Other........................................       878               376
  Material and supplies..........................     1,234             1,490
  Prepaid expenses...............................    22,046             6,498
  Deferred income taxes..........................         7             2,545
  Other..........................................       494               335
                                                   --------          --------
                                                     62,229            38,299
                                                   --------          --------

PLANT, PROPERTY AND EQUIPMENT....................   683,217           655,812
  Less accumulated depreciation..................   336,295           241,595
                                                   --------          --------
                                                    346,922           414,217
                                                   --------          --------

OTHER ASSETS.....................................     2,288            16,666
                                                   --------          --------

TOTAL ASSETS.....................................  $411,439          $469,182
                                                   ========          ========




                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.


                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                  September 30,     December 31,
                                                      1994              1993
                                                  -------------     ------------
CURRENT LIABILITIES
  Debt maturing within one year:
   Affiliate...................................  $   21,673          $  4,263
  Accounts payable:
   Parent and affiliates.......................      24,024            15,185
   Other.......................................      23,723            20,845
  Accrued expenses:
   Taxes.......................................       1,692             2,561
   Other.......................................      11,474             8,872
  Advance billings and customer deposits.......      13,233            15,896
                                                 ----------          --------
                                                     95,819            67,622
                                                 ----------          --------

LONG-TERM DEBT.................................     101,118            98,991
                                                 ----------          --------

EMPLOYEE BENEFIT OBLIGATIONS...................      48,367            43,793
                                                 ----------          --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................      19,127            45,294
  Unamortized investment tax credits...........       4,394            10,367
  Other........................................      11,047            30,438
                                                 ----------          --------
                                                     34,568            86,099
                                                 ----------          --------
SHAREOWNER'S INVESTMENT
  Common stock, $25 par value per share........     118,442           118,442
   Authorized shares:   5,262,280
   Outstanding shares:  4,737,686
  Reinvested earnings..........................      13,125            54,235
                                                 ----------          --------
                                                    131,567           172,677
                                                 ----------          --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..  $  411,439          $469,182
                                                 ==========          ========




                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.


                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                   Nine months ended
                                                      September 30,
                                                  --------------------
                                                     1994      1993
                                                    -------   -------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......    $48,674   $46,417
                                                    -------   -------


CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to plant, property and equipment....    (43,805)  (29,404)
  Net change in note receivable from affiliate..        ---     2,882
  Other, net....................................        982       428
                                                    -------   -------
Net cash used in investing activities...........    (42,823)  (26,094)
                                                    -------   -------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in note payable to affiliate.......     17,410     4,209
  Dividends paid................................    (30,525)  (24,900)
  Net change in outstanding checks drawn
   on controlled disbursement accounts..........      6,951       (24)
                                                    -------   -------
Net cash used in financing activities...........     (6,164)  (20,715)
                                                    -------   -------

NET CHANGE IN CASH .............................       (313)     (392)


CASH, BEGINNING OF PERIOD ......................        313       392
                                                    -------   -------


CASH, END OF PERIOD ............................    $   ---   $   ---
                                                    =======   =======


                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.


                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


(1) Basis of Presentation

  The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Delaware, Inc. (formerly The Diamond State Telephone Company) (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1993 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Effective August 1, 1994, the Company no longer reports using generally accepted accounting principles applicable to regulated entities (see Note 3).

(2) Dividend

  On November 1, 1994, the Company declared and paid a dividend in the amount of $7,700,000 to Bell Atlantic Corporation.

(3) Discontinuation of Regulatory Accounting Principles

  In the third quarter of 1994, the Company determined that it was no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). In connection with the decision to discontinue regulatory accounting principles under Statement No. 71, the Company recorded a non-cash, after-tax extraordinary charge of $36,926,000, which is net of an income tax benefit of $35,952,000.

  The Company's determination that it was no longer eligible for continued application of the accounting required by Statement No. 71 was based on the belief that the convergence of competition, technological change (including the Company's recent technology deployment plans), recent and potential regulatory, legislative and judicial actions, and other factors are creating fully open and competitive markets. In such markets, the Company believes it can no longer be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulator-prescribed lives. In addition, changes from cost-based regulation to a form of incentive regulation contributed to the determination that the continued application of Statement No. 71 is inappropriate.

  The components of the charge recognized as a result of the discontinued application of Statement No. 71 follow:

                                                        (Dollars in Thousands)
                                                        -----------------------
                                                         Pre-tax    After-tax
                                                        ---------  ------------
Increase in plant and equipment depreciation reserve..    $69,113      $41,015
Accelerated investment tax credit amortization........        ---       (3,097)
Tax-related regulatory asset and liability elimination        ---       (3,226)
Other regulatory asset and liability elimination......      3,765        2,234
                                                          -------      -------
Total.................................................    $72,878      $36,926
                                                          =======      =======


  The accumulated depreciation reserve was increased by $69,113,000. This increase was supported by both an impairment analysis which identified estimated amounts not recoverable from future discounted cash flows, and a depreciation study which identified inadequate depreciation reserve levels which the Company believes resulted principally from the cumulative underdepreciation of plant as a result of the regulatory process. Investment tax credits (ITCs) are deferred and amortized over the estimated service lives of the related

                        Bell Atlantic - Delaware, Inc.


telephone plant and equipment. ITC amortization was accelerated as a result of the reduction in asset lives of the associated telephone plant and equipment.

  Upon adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effects of required adjustments to deferred tax balances were deferred on the balance sheet as regulatory assets and liabilities and amortized at the time the related deferred taxes were recognized in the ratemaking process. As of August 1, 1994, tax-related regulatory assets of $12,289,000 and tax-related regulatory liabilities of $15,515,000 were eliminated. The elimination of other regulatory assets and liabilities relate principally to deferred debt refinancing and vacation pay costs which were being amortized as they were recognized in the ratemaking process.

  On August 1, 1994, for financial reporting purposes, the Company began using estimated asset lives for certain categories of plant and equipment that are shorter than those approved by regulators prior to the discontinued application of Statement No. 71. The shorter asset lives result from the Company's expectations as to the revenue-producing lives of the assets. A comparison of the regulator-approved asset lives to the shorter new asset lives for the most significantly impacted categories of plant and equipment follows:


                      Average Lives (in years)
                   -------------------------------
                   Regulator-Approved      New
                      Asset Lives      Asset Lives
                   ------------------  -----------
Digital Switch              17               12
Digital Circuit             11                9
Copper Cable             22 - 26          16 - 19
Fiber Cable              25 - 30          20 - 25

  As a result of the discontinued application of Statement No. 71, regulatory accounting principles no longer apply to the Company for financial accounting and reporting purposes. The Company no longer recognizes regulatory assets and liabilities and the related amortization. Additionally, the Company reports depreciation expense based on economic asset lives and reports capitalized interest costs as a cost of telephone plant and equipment and a reduction in interest expense, in accordance with the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost." Prior to the discontinued application of Statement No. 71, the Company recorded an allowance for funds used during construction which included both interest and equity return components and was recorded as a cost of plant and an item of other income. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

(4) Postemployment Benefits

  In the third quarter of 1994, the Company recorded a pretax charge of $2,974,000, in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future, including those employees who will be separated through 1997 as a result of a recently announced workforce reduction initiative.

(5) Restatement

  Results of operations for the nine months ended September 30, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement No. 112, effective January 1, 1993.

(6) Reclassifications - Statement of Cash Flows

  Certain amounts included in Net Cash Provided by Operating Activities and Cash Flows from Investing Activities in the Statement of Cash Flows for the nine months ended September 30, 1993 have been reclassified to conform to the current year's classifications.

                        Bell Atlantic - Delaware, Inc.


                            SELECTED OPERATING DATA
                                  (Unaudited)
                                (In Thousands)

                                                       At September 30,
                                                       ----------------
                                                        1994     1993
                                                       -------  -------
    Network Access Lines in Service:

        Residence..............................            303      296
        Business...............................            160      150
        Public.................................              6        6
                                                          ----     ----
                                                           469      452
                                                          ====     ====


                                                   Nine months ended
                                                      September 30,
                                                -----------------------
                                                   1994          1993
                                                ----------    ---------
   Carrier Access Minutes of Use:

      Interstate .............................. 1,144,559     1,032,393
      Intrastate ..............................    36,345        19,892
                                                ---------     ---------
                                                1,180,904     1,052,285
                                                =========     =========


                                                      Nine months ended
                                                        September 30,
                                                      -----------------
                                                        1994     1993
                                                      --------  -------
    Toll Messages:

        Message Telecommunication Services.....         38,981   35,780
        Unidirectional Long-Distance Services..          5,574    5,844
                                                        ------  -------
                                                        44,555   41,624
                                                        ======  =======

                        Bell Atlantic - Delaware, Inc.


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS

  The Company reported a loss of $10,585,000 for the nine months ended September 30, 1994, compared to net income of $27,960,000 for the corresponding period last year.

  Results for the nine months ended September 30, 1994 included a non-cash, after-tax extraordinary charge of $36,926,000 in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71).

  The discontinued application of Statement No. 71 required the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities, resulting in an after-tax credit of $992,000. In addition, the Company recorded an after-tax charge of $37,918,000, net of related investment tax credits of $3,097,000, to adjust the carrying amount of its telephone plant and equipment.

  As a result of the discontinued application of Statement No. 71, the Company utilizes shorter asset lives for certain categories of plant and equipment than those approved by regulators prior to the discontinued application of Statement No. 71. It is expected that the use of the shorter asset lives will not significantly change depreciation expense in the fourth quarter of 1994, for financial reporting purposes, over the amount that would have been recorded using asset lives prescribed by regulators prior to the discontinued application of Statement No. 71. The elimination of the amortization of net regulatory liabilities and the effect of changes in certain accounting policies are not expected to have a significant impact on financial results in future periods. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71. See Note 3 to the Financial Statements for additional information on the discontinuation of regulatory accounting principles.

  In the third quarter of 1994, the Company recorded a pretax charge of $2,974,000, in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future, including those who will be separated through 1997 as a result of a recently announced workforce reduction initiative. These workforce reductions will be made possible by improved provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups (see Note 4 to the Financial Statements). Management currently expects the wage and salary savings associated with the workforce reduction to significantly offset the ongoing expense impact for separation benefits accrued under these separation pay plans for 1995 through 1997. Management also expects to recognize additional costs to enhance systems and consolidate work activities, which will be charged to operating expense as incurred.

                        Bell Atlantic - Delaware, Inc.


OPERATING REVENUES

  Operating revenues for the nine months ended September 30, 1994 increased $10,044,000 or 5.4% from the corresponding period last year. The increase in total operating revenues was comprised of the following:

                                        Increase/(Decrease)
                                      (Dollars in Thousands)
                                      ----------------------
Local service.......................         $ 7,201
Network access......................           1,167
Toll service........................             (16)
Directory advertising, billing
  services and other................           2,374
Less: Provision for uncollectibles..             682
                                             -------
                                             $10,044
                                             =======

  Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $7,201,000 or 9.0%, compared to the same period in 1993. The increase in local service revenues was principally due to a rate increase, effective March 1993, authorized by the Delaware Public Service Commission in Docket No. 92-47. In addition, growth in network access lines and higher demand for value-added central office services such as Custom Calling and Caller ID also contributed to this increase. Access lines in service at September 30, 1994 increased 3.8% from September 30, 1993 (see Selected Operating Data on page 8).

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

  Network access revenues increased $1,167,000 or 2.4%, compared to the same period in 1993. Access minutes of use were 12.2% higher than the first nine months of 1993 (see Selected Operating Data on page 8), due to the effects of a recovering economy and inclement weather conditions in the region during the first quarter of 1994. The increase in network access revenues is principally due to customer demand as reflected by growth in access minutes of use, as well as increased access lines in service. In addition to volume growth, network access revenues increased due to lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool. These revenue increases were substantially offset by a reduction of revenues recognized through an interstate revenue sharing arrangement with affiliated companies and the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993. In its April 1, 1994 tariff filing, the Company filed revised rates, which became effective July 1, 1994. The 1994 revised rates, net of lower support obligations to the NECA interstate common line pool, are not expected to significantly change current levels of interstate access revenues.

  Toll service revenues are generated from interexchange usage services such as Message Telecommunication Services (MTS), Unidirectional Services (Wide Area Toll Service (WATS) and 800 services) and private line services. Toll service revenues decreased $16,000 compared to the same period in 1993. MTS message volumes were 8.9% higher, while unidirectional long-distance messages decreased 4.6%, compared to the first nine months of 1993 (see Selected Operating Data on page 8). The reduction in toll service revenue was mainly due to the repricing of calling plan options and a reduction in private line and unidirectional services revenues, as competitive pressures continue to impact these services. These decreases were offset by growth in MTS message volumes due to the effects of a recovering economy and harsh weather conditions in the first quarter of 1994.

  Directory advertising, billing services and other revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, rent of Company facilities by affiliates and non-affiliates, and certain enhanced network services.

                        Bell Atlantic - Delaware, Inc.


  Directory advertising, billing services and other revenues increased $2,374,000 or 7.7%, compared to the same period in 1993. The increase was primarily due to increased revenues from directory advertising, billing services and enhanced network services. The increase in directory advertising resulted primarily from higher prices for yellow pages advertising. Higher demand for billing services and voice messaging services, as well as the effect of a rate increase for Residence Answer Call service, effective February 1, 1994, also increased revenues.

  The provision for uncollectibles, expressed as a percentage of total operating revenues, was 1.3% for the first nine months of 1994 and 1.0% for the same period last year.

OPERATING EXPENSES

  Operating expenses for the nine months ended September 30, 1994 increased $15,478,000 or 11.9% from the corresponding period last year. The increase in total operating expenses was comprised of the following:


                                 (Dollars in Thousands)
                                 ----------------------
Employee costs.................         $ 4,065
Depreciation and amortization..           9,410
Other..........................           2,003
                                        -------
                                        $15,478
                                        =======

  Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

  Employee costs increased $4,065,000 or 9.8% over the corresponding period in 1993. The increase was principally due to a charge of $2,277,000 to recognize, in accordance with Statement No. 112, the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Third quarter 1994 employee costs also included approximately $62,000 for the ongoing accrual of separation benefit costs under these separation pay plans. Benefit costs associated with the separation of employees of NSI were allocated to the Company and are included in other operating expenses. Additionally, the employee costs were higher due to a combination of salary and wage increases, increased overtime, and higher healthcare benefit costs for active and retired employees. Higher repair and maintenance activity caused by unusually severe weather conditions experienced in 1994 contributed to the overall increase in employee costs.

  Depreciation and amortization expense increased $9,410,000 or 30.9% compared with the same period in 1993. The increase was principally due to the effect of increased rates of depreciation and growth in telephone plant. During the second quarter of 1994, the Company reached an agreement with the FCC to increase interstate depreciation expense by approximately $3,900,000 annually for regulatory reporting purposes, effective August 1, 1994, retroactive to January 1, 1994. Coincident with the interstate depreciation expense increase, the Company also increased intrastate depreciation expense, for regulatory reporting purposes, by approximately $8,600,000 annually, retroactive to January 1, 1994. For financial reporting purposes, depreciation expense in the third quarter of 1994 increased by approximately $6,800,000, representing the retroactive portion of the additional depreciation expense described above, which was recorded prior to the discontinued application of Statement No. 71.

  The Company's discontinued application of Statement No. 71 has resulted in the use of shorter asset lives for certain categories of plant and equipment than those approved by regulators prior to August 1, 1994. The shorter estimated asset lives reflect the Company's expectations as to the revenue-producing lives of the assets (see Note 3 to the Financial Statements). The use of the shorter asset lives did not significantly impact depreciation expense in the third quarter of 1994, for financial reporting purposes. It is expected that the use of the shorter asset lives will not significantly change depreciation expense in the fourth quarter of 1994, for financial reporting purposes, from the amount that would have been recorded using asset lives

                        Bell Atlantic - Delaware, Inc.


prescribed by regulators prior to the discontinued application of Statement No.
71. Future depreciation represcriptions by regulators will not affect depreciation expense for financial reporting purposes.

  Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, and other general and administrative expenses. Other operating expenses increased $2,003,000 or 3.4%, compared to the same period in 1993. The increase in other operating expenses was due to increased non-affiliate contract services, software development costs associated with the enhancement of the Company's network, and higher supplies costs and operating taxes other than income. Also contributing to the increase was a charge of $697,000 for the Company's allocated share of separation benefit costs recognized under Statement No. 112, and the effect of adjustments to billing agreements with certain affiliates. These increases were partially offset by the effect of one-time accruals for certain liabilities recorded in 1993 and lower costs for contracted services allocated from NSI.

OPERATING INCOME TAXES

  The provision for income taxes decreased $2,413,000 or 12.7%, compared to the same period in 1993. The Company's effective income tax rate was 38.6% for the nine month period ended September 30, 1994, compared to 39.3% for the same period in 1993. The decrease in the effective tax rate was principally the result of adjustments to deferred tax balances partially offset by the reduction in amortization of investment tax credits as a result of the discontinued application of Statement No. 71.

OTHER INCOME AND EXPENSE

  Other income and expense remained substantially unchanged compared to the same period in 1993.

  Prior to the discontinued application of Statement No. 71, the Company recorded an allowance for funds used during construction as a cost of plant and an item of other income. As prescribed by regulators, the allowance for funds used during construction included both interest and equity return components. Effective August 1, 1994, interest costs on telephone plant under construction are capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost," and reported as a cost of telephone plant and a reduction to interest expense. The amount of allowance for funds used during construction that was recorded as other income prior to August 1, 1994 was $216,000 in 1994 and $185,000 for the twelve month period ended December 31, 1993. The impact of this change was more than offset by increased income recognized for the allowance for funds used during construction resulting from higher levels of plant under construction prior to August 1, 1994.

INTEREST EXPENSE

  Interest expense decreased $515,000 or 7.8%, compared to the same period in 1993. This decrease is due to the effect of long-term debt refinancings in December 1993. Interest expense was further reduced by the recognition of $105,000 in capitalized interest costs, effective with the discontinued application of Statement No. 71. These increases were offset in part by additional expense resulting from higher levels of average short-term debt.

EXTRAORDINARY ITEM

  As discussed in Note 3 to the Financial Statements, in connection with the Company's decision to discontinue application of regulatory accounting principles under Statement No. 71, the Company recorded a non-cash, after-tax extraordinary charge of $36,926,000, net of an income tax benefit of $35,952,000 in the third quarter of 1994.

COMPETITIVE ENVIRONMENT

  The communications industry continues to undergo fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are driven by a number of factors, including the accelerated pace of technological innovation, the convergence of telecommunications, cable television,

                        Bell Atlantic - Delaware, Inc.


information services and entertainment businesses, and a regulatory environment in which many traditional regulatory barriers are being lowered and competition permitted or encouraged.

  Communications services and equipment and the number of competitors offering such services are continuing to expand. The Company's telecommunications business is currently subject to competition from numerous sources, including competitive access providers for network access services and competing cellular telephone companies. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. Other sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of partially or completely bypassing the Company's local network.

  The entry of well-financed competitors, such as large long-distance carriers and other local exchange service competitors, has the potential to adversely affect multiple revenue streams of the Company, including local exchange, network access, and toll services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on the competitors' success in marketing these services, and the conditions of interconnection established by regulators. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

  The Company continues to focus its efforts on being more competitive and seeking growth opportunities. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility through efforts to reprice and repackage existing services, to reduce its cost structure and workforce through re-engineering and streamlining initiatives, and to achieve an improved regulatory and legislative environment. Other important competitive responses, including the development of broadband networks, will improve the Company's ability to take advantage of the growth opportunities created by technological advances and the convergence of the communications, information services and entertainment industries.

REGULATORY ENVIRONMENT

  Federal Regulation
  ------------------

  Recent FCC regulatory rulings have sought to expand competition for special and switched access services. The FCC had ordered local exchange carriers
(LECs), including the Company, to provide physical collocation in the Company's central offices to competitors for the purpose of providing special and switched access transport services. The FCC also granted additional, but limited, pricing flexibility for these services so that the LECs can better respond to the competition that will result. However, in June 1994, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FCC's special access collocation order insofar as it required physical collocation and remanded for further proceedings in which the FCC could consider whether, and to what extent, virtual collocation should be imposed. In July 1994, the FCC voted to require LECs to offer competitors virtual collocation, with the LECs having the option to offer physical collocation. Tariffs for virtual collocation for special access were filed on September 1, 1994 and will become effective on December 15, 1994. The appeal of the switched access collocation order is being held in abeyance. The FCC has informed the U.S. Court of Appeals that it will not further litigate the June 1994 special access decision. The Company does not expect the net revenue impact of virtual collocation to be material.

  As reported in the Company's 1993 Form 10-K (Part I, Item 1 - Business), the FCC initiated Computer Inquiry III in 1985 to re-examine its regulations requiring that "enhanced services" (e.g., voice messaging services, electronic mail, videotext gateway, protocol conversion) be offered only through a structurally separated subsidiary. In 1986, the FCC eliminated this requirement, permitting the Company to offer enhanced services, subject to compliance with a series of nonstructural safeguards. These safeguards include detailed cost accounting, protection of customer information public disclosure of technical interfaces and certain reporting requirements.

                        Bell Atlantic - Delaware, Inc.


  In June 1990, the U.S. Court of Appeals for the Ninth Circuit (Court of Appeals) vacated and remanded the Computer Inquiry III decisions to the FCC. In December 1991, the FCC adopted an order which reinstated relief from the separate subsidiary requirement upon a company's compliance with the FCC's Computer III Open Network Architecture (ONA) requirements and strengthened some of the nonstructural safeguards. In March 1992, the Company certified to the FCC that it had complied with all initial ONA obligations, and the FCC granted the Company structural relief in June 1992.

  In October 1994, the Court of Appeals vacated the 1991 order and remanded the matter to the FCC for further proceedings. As the Court of Appeals has not yet issued a mandate giving formal effect to the decision, the Company continues to offer enhanced services pending further action by the Court of Appeals or the FCC.

  State Regulation
  ----------------

  The communications services of the Company are subject to regulation by the Delaware Public Service Commission (the PSC) with respect to intrastate rates and services and other matters.

  On March 24, 1994, the Company elected to be regulated under the alternative regulation provisions of the Delaware Telecommunications Technology Investment Act of 1993 (the Delaware Telecommunications Act). The Delaware Telecommunications Act modified telecommunications industry regulation for intrastate services and allows the Company to be regulated under an alternative regulation plan instead of traditional rate base rate of return regulation. The Delaware Telecommunications Act provides that the prices of "Basic Telephone Services" will remain regulated and cannot change in any one year by more than the rate of inflation, less 3%, the prices of "Discretionary Services", which are required to be on file with the PSC, cannot increase more than 15% per year per service after an initial one-year cap, and the prices of "Competitive Services" will not be subject to tariff. On said date, the Company filed a technology deployment plan consistent with such legislation pursuant to which it committed to (i) an investment of a minimum of $250 million during the first five years of the plan, (ii) make fiber-optic facilities available to public schools, major medical facilities and state government offices, (iii) make digital switching available to all customers by 1998, and (iv) connect all of its central offices with fiber optic cable by the end of the five year plan.

  The Delaware Telecommunications Act also provides protections to ensure that competitors will not be unfairly disadvantaged, including a prohibition on cross-subsidization, imputation rules, services unbundling and resale service availability requirements, and a review by the PSC during the fifth year of the plan. The PSC has initiated a rulemaking docket to develop regulations for the implementation of the Delaware Telecommunications Act. On June 21, 1994, the PSC authorized a special negotiation phase of this docket, facilitated by a mediator, to develop proposed rules which will be mutually agreeable to all parties. Although the mediation did not produce rules to which the parties could agree, the parties did agree to certain recommendations which the mediator was empowered to make to the PSC. On October 18, 1994, the PSC approved the mediator's recommendation to require the PSC Staff to prepare a revised set of proposed rules for implementation of the Delaware Telecommunications Act which accommodates the interests of the parties to the extent possible. The revised rules are to be filed with the Commission on or before December 19, 1994, after which time a schedule will be determined to govern the remainder of this proceeding.

  The PSC has also initiated a proceeding to determine whether to require presubscription and dialing parity ("1+ dialing") for intrastate toll competitors of the Company. Management believes that intrastate presubscription, if implemented without adequate compensation and regulatory relief, could have a material effect on the Company's financial condition and results of operations. On May 19, 1994, the Company filed an appeal in this proceeding in Kent County Superior Court, appealing a PSC decision which denied a motion to disqualify a consulting firm retained by the PSC. On October 4, 1994, Kent County Superior Court dismissed the Company's motion to disqualify the consulting firm retained by the PSC on the grounds that judicial review at this time would be premature. The Company expects a PSC decision in this proceeding during the first quarter of 1995.

                        Bell Atlantic - Delaware, Inc.


OTHER MATTERS

  Environmental Issues
  --------------------

  The Company is subject to a number of environmental proceedings as a result of its operations and shared liability provisions in the Plan of Reorganization related to the Modification of Final Judgment. Certain of these environmental matters relate to Superfund and other sites for which the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency or is a third party defendant. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

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

  The Company's debt ratio was 48.3% at September 30, 1994, compared to 37.4% at December 31, 1993. The debt ratio was significantly impacted by the equity reduction associated with the discontinued application of Statement No. 71.

  As a result of the discontinued application of Statement No. 71, the Balance Sheet at September 30, 1994 reflects significant changes due to the elimination of regulatory assets and liabilities, the revaluation of plant and equipment and the accelerated amortization of investment tax credits (see Note 3 to the Financial Statements).

                        Bell Atlantic - Delaware, Inc.


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits:

              Exhibit Number

              27   Financial Data Schedule.


         (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1994.

                        Bell Atlantic - Delaware, Inc.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 BELL ATLANTIC - DELAWARE, INC.



Date: November 10, 1994          By  /s/ John J. Parker
                                    --------------------------------------
                                         John J. Parker
                                         Controller and Treasurer



   UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 7, 1994.