Form 10-K405
BELL ATLANTIC DELAWARE INC
filed 1995-03-30
CIK 28729

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ----------------
                                   FORM 10-K
                                ----------------


           (Mark one)
             [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994

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

                         Bell Atlantic - Delaware, Inc.

                                   SCHEDULE A


Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
           Title of each class                              on which registered
----------------------------------------------------      ----------------------

Forty Year 7% Debentures, due December 1, 2008               New York Stock
                                                                Exchange

                         Bell Atlantic - Delaware, Inc.

                               TABLE OF CONTENTS


ITEM NO.                                                             PAGE
--------                                                             ----

                                     PART I

1.  Business .....................................................    1
2.  Properties ...................................................   10
3.  Legal Proceedings ............................................   11
4.  Submission of Matters to a Vote of Security Holders ..........   12


                                    PART II

5.  Market for Registrant's Common Equity and Related
    Stockholder Matters ..........................................   12
6.  Selected Financial Data ......................................   12
7.  Management's Discussion and Analysis of Results of Operations
    (Abbreviated pursuant to General Instruction J(2).) ..........   13
8.  Financial Statements and Supplementary Data ..................   21
9.  Changes in and Disagreements with Accountants on Accounting
    and Financial Disclosure .....................................   21


                                    PART III

10. Directors and Executive Officers of the Registrant ...........   21
11. Executive Compensation .......................................   21
12. Security Ownership of Certain Beneficial Owners and
    Management ...................................................   21
13. Certain Relationships and Related Transactions ...............   21


                                    PART IV

14. Exhibits, Financial Statement Schedule, and Reports on
    Form 8-K .....................................................   21



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 27, 1995.

                        Bell Atlantic - Delaware, Inc.

                                     PART I


Item 1.  Business

                                    GENERAL

   Bell Atlantic - Delaware, Inc. (the "Company") is incorporated under the laws of the State of Delaware and has its principal offices at 901 Tatnall Street, Wilmington, Delaware 19801 (telephone number 302-576-5420). The Company is a wholly owned subsidiary of Bell Atlantic Corporation ("Bell Atlantic"), which is one of the seven regional holding companies ("RHCs") formed in connection with the court-approved divestiture (the "Divestiture"), effective January 1, 1984, of those assets of American Telephone and Telegraph Company ("AT&T") related to exchange telecommunications, exchange access functions, printed directories and cellular mobile communications.

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


                                   OPERATIONS

   During 1993, Bell Atlantic reorganized certain functions formerly performed by each of the seven Bell System operating companies ("BOCs") transferred to it pursuant to the Divestiture, including the Company (collectively, the "Network Services Companies"), into lines of business ("LOBs") organized across the Network Services Companies around specific market segments. The Network Services Companies, however, remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters. The LOBs are:

   The Consumer Services LOB markets communications services to residential customers within the service territories of the Network Services Companies, including the service territory of the Company, and plans to market information services and entertainment programming.

   The Carrier Services LOB markets (i) switched and special access to the Company's local exchange network, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. The principal customers of this LOB are interexchange carriers; AT&T is the largest single customer. Other customers include business customers and government agencies with their own special access network connections and wireless companies which resell network connections to their own customers.

   The Small Business Services LOB markets communications and information services to small businesses (customers having up to 20 access lines or 100 Centrex lines).

                        Bell Atlantic - Delaware, Inc.

   The Large Business Services LOB markets communications and information services to large businesses (customers having more than 20 access lines or more than 100 Centrex lines). These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911, intelligent vehicle highway systems), video services (distance learning, telemedicine, surveillance, videoconferencing) and integrated multi-media applications services.

   The Directory Services LOB manages the provision of (i) advertising and marketing services to advertisers, and (ii) listing information (e.g., White Pages and Yellow Pages). These services are currently provided primarily through print media, but the Company expects that use of electronic formats will increase in the future. In addition, the Directory Services LOB manages the provision of photocomposition, database management and other related products and services to publishers.

   The Public and Operator Services LOB markets pay telephone and operator services in the service territories of the Network Services Companies to meet consumer needs for accessing public networks, locating and identifying network subscribers, providing calling assistance and arranging billing alternatives (e.g., calling card, collect and third party calls).

   The Federal Systems LOB markets communications and information technology and services to departments, agencies and offices of the executive, judicial and legislative branches of the federal government.

   The Network LOB manages the technologies, services and systems platforms required by the other LOBs and the Network Services Companies, including the Company, to meet the needs of their respective customers, including switching, feature development and on-premises installation and maintenance services.

   The Company has been making and expects to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $45 million in 1992, $48 million in 1993 and $58 million in 1994. The total investment in plant, property and equipment was approximately $626 million at December 31, 1992, $656 million at December 31, 1993, and $689 million at December 31, 1994, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.

   The Company is projecting construction expenditures for 1995 of approximately $50 million. However, subject to regulatory approvals, the Network Services Companies, including the Company, plan to allocate a greater portion of capital resources to the deployment of broadband network platforms (technologies ultimately capable of providing a switched facility for access to and transport of high-speed data services, video-on-demand, and image and interactive multimedia applications). Most of the funds for these expenditures are expected to be generated internally. Some additional external financing may be necessary or desirable.


                         LINE OF BUSINESS RESTRICTIONS

   The consent decree entitled "Modification of Final Judgment" ("MFJ") approved by the United States District Court for the District of Columbia (the "D.C. District Court") which, together with the Plan of Reorganization ("Plan") approved by the D.C. District Court, set forth the terms of Divestiture also established certain restrictions on the post-Divestiture activities of the RHCs, including Bell Atlantic and its subsidiaries. Currently, the MFJ's principal restrictions on post-Divestiture RHC activities are prohibitions on (i) providing interexchange telecommunications, and (ii) engaging in the manufacture of telecommunications equipment and customer

                        Bell Atlantic - Delaware, Inc.

premises equipment ("CPE"). Since Divestiture, the D.C. District Court has retained jurisdiction over the construction, modification, implementation and enforcement of the MFJ.

   Legislation has been introduced in the current session of Congress pursuant to which the line of business restrictions established by the MFJ could be eliminated or modified. No definitive prediction can be made as to whether or when any such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.


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

   In May 1984, the FCC authorized the implementation of Access Charge tariffs for "switched access service" (access to the local exchange network) and of Subscriber Line Charges for multiple line business customers (up to $6.00 per month per line). In 1985, the FCC authorized Subscriber Line Charges for residential and single-line business customers at the rate of $1.00 per month per line, which increased in installments to $3.50, effective April 1, 1989.

   FCC Access Charge Pooling Arrangements

   The FCC previously required that all local exchange carriers ("LECs"), including the Company, pool revenues from CCL and Subscriber Line Charges that cover the non-traffic sensitive costs of the local exchange network, that is, the interstate costs associated with the lines from subscribers' premises to telephone company central offices. To administer such pooling arrangements, the FCC mandated the formation of the National Exchange Carrier Association, Inc. ("NECA"). All but one of the Network Services Companies, including the Company, received substantially less from the pool than the amount billed to their interexchange carrier customers.

   The FCC changed its mandatory pooling requirements, effective April 1, 1989. As a result, the Network Services Companies as a group withdrew from the pool and were permitted to charge CCL rates which more closely reflect their non-traffic sensitive costs. The Network Services Companies, including the Company, are still obligated to make contributions of CCL revenues to companies who choose to continue to pool non-traffic sensitive costs so that the pooling companies can charge a CCL rate no greater than the nationwide average CCL rate of price cap companies. In addition to this continuing obligation, the Network Services Companies, including the Company, had a transitional support obligation to high cost companies who left the pool in 1989 and 1990. This transitional support obligation ended in July 1994.

                        Bell Atlantic - Delaware, Inc.

   In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit concluded in December 1991 with respect to certain filings by the Network Services Companies with NECA. Resolution of these issues is expected in the second half of 1995.

   Price Caps

   The price cap system, which has been in effect since 1991, places a cap on overall LEC prices for interstate access services which is modified annually, in inflation-adjusted terms, by a fixed percentage which is intended to reflect increases in productivity. The price cap level can also be adjusted to reflect "exogenous" changes, such as changes in FCC separations procedures or accounting rules. LECs subject to price caps have somewhat increased flexibility to change the prices of existing services within certain groupings of interstate services, known as "baskets".

   FCC regulations applicable to the Company provide for an authorized rate of return of 11.25% for the years 1991 and beyond. To the extent that a company is able to earn a higher rate of return through improved efficiency, the FCC's price cap rules permit them to retain the full amount of this higher return up to 100 basis points above the authorized rate of return (currently, up to a 12.25% rate of return). If a company's rate of return is between 100 and 500 basis points above the authorized rate of return (that is, currently, between 12.25% and 16.25%), the company must share 50% of the earnings above the 100-basis-point level with customers by reducing rates prospectively. All earnings above the 500-basis-point level must be returned to customers in the form of prospective rate decreases. If, on the other hand, a company's rate of return is more than 100 basis points below the authorized rate of return (that is, currently, below 10.25%), the company is permitted to increase rates prospectively to make up the deficiency.

   Under FCC-approved tariffs, the Network Services Companies are charging uniform rates for interstate access services (with the exception of Subscriber Line Charges) throughout the service territories and are regarded as a single unit by the FCC for rate of return measurement.

   In February 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of LEC price cap rules and to decide what changes, if any, should be made to those rules. This rulemaking is expected to be concluded in the first half of 1995.

   Enhanced Services

   In 1985, the FCC initiated an examination of its regulations requiring that "enhanced services" (e.g. voice messaging services, electronic mail, videotext gateway, protocol conversion) be offered only through a structurally separated subsidiary. In 1986, the FCC eliminated this requirement, permitting the Company to offer enhanced services, subject to compliance with a series of non-structural safeguards. These safeguards include detailed cost accounting, protection of customer information, public disclosure of technical interfaces and certain reporting requirements. In 1990, the U.S. Court of Appeals for the Ninth Circuit (Court of Appeals) vacated and remanded the matter to the FCC. In 1991, the FCC adopted an order which reinstated relief from the separate subsidiary requirement upon a company's compliance with the FCC's Open Network Architecture requirements and strengthened some of the nonstructural safeguards. In 1992, the Company certified to the FCC that it had complied with applicable requirements, and the FCC granted structural relief.

   In October 1994, the Court of Appeals vacated the 1991 order and remanded the matter to the FCC for further proceedings. As a result, the FCC has initiated a broad examination of the state of competition in the enhanced services business and the adequacy of existing non-structural safeguards. The Company is permitted to continue to offer existing enhanced services pending further action.

   FCC Cost Allocation and Affiliate Transaction Rules

   FCC rules govern: (i) the allocation of costs between the regulated and unregulated activities of a communications common carrier and (ii) transactions between the regulated and unregulated affiliates of a communications common carrier.

                        Bell Atlantic - Delaware, Inc.

   The cost allocation rules apply to certain unregulated activities: activities that have never been regulated as communications common carrier offerings and activities that have been preemptively deregulated by the FCC. The costs of these activities are removed prior to the separations procedures process and are assigned to unregulated activities in the aggregate, not to specific services, for pricing purposes. Other activities must be accounted for as regulated activities, and their costs are subject to separations procedures.

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

   Telephone Company Provision of Video Dial Tone and Video Programming

   In August 1992, the FCC issued an order permitting telephone companies such as the Company to provide "video dial tone" service. Video dial tone permits telephone companies to provide video transport to multiple programmers on a non-discriminatory common carrier basis. In November 1994, the FCC issued an order which stated that jurisdiction for video dial tone service will be divided between the FCC and the states. Over the air services and services transported across state lines will be deemed interstate services subject to regulation by the FCC. Services delivered entirely within a single state will be deemed intrastate services subject to state regulation. The order also generally prohibits the Company from acquiring in-region cable television facilities or entering into a joint venture with an in-region cable television company or other video programmer to jointly construct or operate a video dial tone platform.

   In December 1992, two Bell Atlantic Companies, Bell Atlantic - Virginia, Inc. and Bell Atlantic Video Services Company, filed a lawsuit against the federal government in the United States District Court for the Eastern District of Virginia seeking to overturn the prohibition in the Cable Communications Policy Act of 1984 against LECs providing video programming in their respective telephone service areas. In 1993, the court struck down this prohibition as a violation of the First Amendment's freedom of speech protections and enjoined its enforcement against Bell Atlantic, the Network Services Companies, including the Company, and Bell Atlantic Video Services Company. This decision was affirmed by the United States Court of Appeals for the Fourth Circuit in 1994. The federal government is expected to petition the United States Supreme Court to review the decision.

   Interconnection and Collocation

   In order to encourage greater competition in the provision of interstate special access services, the FCC issued an order in 1992 allowing third parties to collocate their equipment in telephone company offices to provide special access (private line) services to the public. The order permits collocating parties to pay LECs an interconnection charge that is lower than the existing tariffed rates for similar non-collocated services and it allows LECs limited additional pricing flexibility for their own special access services when collocated interconnection is operational. In 1993, the FCC extended collocation to switched access services under terms and conditions similar to those for special access collocation. In June 1994, the U.S. Court of Appeals for the District of Columbia vacated the FCC's special access collocation order insofar as it required physical collocation. In July 1994, the FCC voted to require LECs to offer virtual collocation, with the LECs having the option to offer physical collocation.

                        Bell Atlantic - Delaware, Inc.

                  STATE REGULATION AND COMPETITIVE ENVIRONMENT

   The communications services of the Company are subject to regulation by the Delaware Public Service Commission (the "PSC") with respect to intrastate rates and services and other matters.

   In March 1994, the Company elected to be regulated under the alternative regulation provisions of the Delaware Telecommunications Technology Investment Act of 1993 (the "Delaware Telecommunications Act"). The Delaware
Telecommunications Act provides:

   -- that the prices of "Basic Telephone Services" (e.g., dial tone and local usage) will remain regulated and cannot change in any one year by more than the rate of inflation (GDP-PI), less 3%;

   -- that the prices of "Discretionary Services" (e.g., Identa Ring/SM/ and Call Waiting) cannot increase more than 15% per year per service, after an initial one-year cap;

   -- that the prices of "Competitive Services" (e.g., directory advertising and message toll service) will not be subject to tariff; and

   -- that the Company will develop a technology deployment plan with a commitment to invest a minimum of $250 million in Delaware's telecommunications network during the first five years of the plan.

   The Delaware Telecommunications Act also provides protections to ensure that competitors will not be unfairly disadvantaged, including a prohibition on cross-subsidization, imputation rules, service unbundling and resale service availability requirements, and a review by the PSC during the fifth year of the plan.

   The PSC has initiated a rulemaking docket to develop regulations for the implementation of the Delaware Telecommunications Act. Public hearings were held in March 1995, with a PSC decision expected during the second quarter of 1995.


COMPETITION

   General

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

   The Company faces competition from alternative communications systems, constructed by large end users, interexchange carriers, and alternative access vendors which are capable of originating and/or terminating calls without the use of the company's plant.

   The ability of such alternative access providers to compete with the Company has been enhanced by the FCC's orders requiring the Company to offer virtual collocated interconnection for special and switched access services.

   Other potential sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of bypassing the Company's local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of the Company's lines.

                        Bell Atlantic - Delaware, Inc.

   IntraLATA Toll Competition

   The ability of interexchange carriers to engage in the provision of intrastate intraLATA toll service in competition with the Company is subject to state regulation. Such competition is permitted in Delaware.

   The PSC has initiated a proceeding to examine the issues regarding intrastate intraLATA toll competition, including whether to authorize presubscription and dialing parity ("1+ dialing") for intrastate intraLATA toll competitors and, if so, under what terms and conditions. Currently, intraLATA toll calls default to the Company unless the customer dials a five digit access code to use an alternate carrier. Presubscription would allow customers to make intrastate intraLATA toll calls using the carrier of their choice without having to dial the five digit access code. A decision on this proceeding is expected in the second quarter of 1995.

   Personal Communications Services

   Radio-based personal communications services ("PCS") also constitute potential sources of competition to the Company. PCS consists of wireless portable telephone services which would allow customers to make and receive telephone calls from any location using small handsets, and which could also be used for data transmission. The FCC has authorized trials of such services, using a variety of technologies, by numerous companies, including Bell Atlantic's cellular telecommunications subsidiaries.

   In September 1993, the FCC issued an order allocating radio spectrum to be licensed for use in providing PCS. Under the order, seven separate bandwidths of spectrum, ranging in size from 10 MHz to 30 MHz, would be auctioned to potential PCS providers in each geographic area of the United States; five of the spectrum blocks would be auctioned by "basic trading area" and the remaining two would be auctioned by larger "major trading area" (as such trading areas are defined by Rand McNally). LECs and companies with LEC subsidiaries, such as Bell Atlantic, are eligible to bid for PCS licenses, except that cellular carriers, such as Bell Atlantic, are limited to obtaining only 10 MHz of PCS bandwidth in areas where they provide cellular service. Bidders other than cellular providers may obtain multiple licenses aggregating up to 40 MHz of bandwidth in any area.

   In October 1994, Bell Atlantic, NYNEX, AirTouch Communications and U S WEST, Inc., formed a partnership to bid jointly in the FCC's auctions for PCS licenses. In March 1995, this partnership was a successful bidder for licenses for spectrum to provide PCS services in the following markets: Chicago; Dallas; Tampa; Houston; Miami; New Orleans; Milwaukee; Richmond; San Antonio; Jacksonville; and Honolulu.

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

   Users of Centrex systems generally require more subscriber lines than users of PBX systems of similar capacity. The FCC increased the maximum Subscriber Line Charge on embedded Centrex lines to $6.00 per month per line, effective April 1, 1989. Increases in Subscriber Line Charges result in Centrex users incurring higher charges than users of comparable PBX systems. The PSC has permitted the Company to apply a Line Cost Charge Adjustment to its Centrex services, which offsets the effects of higher Subscriber Line Charges.

   Directories

   The Company continues to face significant competition from other providers of directories, as well as competition from other advertising media. In particular, the former sales representative of several of the Network Services Companies, including

                        Bell Atlantic - Delaware, Inc.

the Company, publishes directories in competition with those published by the Company in its service territory.

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


                           NEW PRODUCTS AND SERVICES

   The following new products and services were introduced by the Company in 1994:

Switched Multimegabit Data Service ("SMDS") is a data communications service which offers customers high speed interconnection for their Local Area Networks and other computing devices that are dispersed throughout multiple locations.

ISDN Anywhere allows customers in non-equipped Integrated Services Digital Network ("ISDN") offices to be offered service from a designated host switch. Customers served by non-equipped offices will be offered service from the designated host switch until such time as their home office becomes equipped with ISDN. ISDN services provide for simultaneous transport of voice, data and images.

IntelliLinQ Basic Rate Interface and Primary Rate Interface provide customers with simultaneous access, transmission and switching of voice, data and image capabilities over a single line by utilizing ISDN architecture.


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

                        Bell Atlantic - Delaware, Inc.

                               EMPLOYEE RELATIONS

   As of December 31, 1994, the Company employed approximately 980 persons. The number of employees was essentially unchanged from the number of employees at December 31, 1993. This workforce is augmented by employees of the centralized staff of NSI, who perform services for the Company on a contract basis.

   Approximately 87% of the Company's employees are represented by the Communications Workers of America, which is affiliated with the American Federation of Labor - Congress of Industrial Organizations.

   The represented associates received a base wage increase of 4.00% in August 1994 under the terms of a three-year contract ratified in October 1992 by unions representing associate employees of the Bell Atlantic Network Services Companies, including the Company, and NSI. Under the same contracts, associates received a Corporate Profit Sharing payment of $480 per person in 1995 based upon Bell Atlantic's 1994 financial performance.

   The terms of the contracts ratified in October 1992 by unions representing associate employees of the Bell Atlantic Network Services Companies, including the Company and NSI, expire in August 1995.

                        Bell Atlantic - Delaware, Inc.

Item 2.  Properties

   The principal properties of the Company do not lend themselves to simple description by character and location. The Company's investment in plant, property and equipment consisted of the following at December 31:

                              1994   1993
                              -----  -----

Central office equipment....    40%    40%
Cable, wiring, and conduit..    44     44
Land and buildings..........     6      7
Other equipment.............     7      7
Other.......................     3      2
                               ---    ---
                               100%   100%
                               ===    ===


   "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Cable, wiring, and conduit" consists primarily of aerial cable, underground cable, conduit and wiring. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Other equipment" consists of public telephone terminal equipment and other terminal equipment, poles, furniture, office equipment, and vehicles and other work equipment. "Other" property consists primarily of plant under construction and leasehold improvements.

   The Company's customers are served by electronic switching systems that provide a wide variety of services. The Company's network is in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 1994, approximately 72% of the access lines were served by digital capability.

                        Bell Atlantic - Delaware, Inc.

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

                        Bell Atlantic - Delaware, Inc.

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

                        Bell Atlantic - Delaware, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS (Abbreviated pursuant to General Instruction J(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements included in the index set forth on page F-1.


RESULTS OF OPERATIONS
---------------------

For the Years Ended December 31                          1994        1993
---------------------------------------------------------------------------
                                                      (Dollars in Thousands)
Income Before Extraordinary Items and
 Cumulative Effect of Change in Accounting Principle    $ 37,471   $40,128

Extraordinary Items
  Discontinuation of regulatory accounting
   principles, net of tax                                (36,926)      ---
  Early extinguishment of debt, net of tax                   ---      (996)

Cumulative Effect of Change in Accounting Principle
  Postemployment benefits, net of tax                        ---      (877)
                                                        --------   -------

Net Income                                              $    545   $38,255
                                                        ========   =======

   The Company reported net income of $545,000 in 1994, compared to $38,255,000 in 1993.

   Results for 1994 included a noncash, after-tax extraordinary charge of $36,926,000 in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71).

   The discontinued application of Statement No. 71 required the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities, resulting in an after-tax credit of $992,000. In addition, the Company recorded an after-tax charge of $37,918,000, net of related investment tax credits of $3,097,000, to adjust the carrying amount of its telephone plant and equipment. On August 1, 1994, the Company began using shorter asset lives to depreciate certain categories of plant and equipment. The use of shorter asset lives did not significantly change depreciation expense in 1994, for financial reporting purposes, from the amount that would have been recorded using asset lives prescribed by regulators at the time of the discontinued application of Statement No. 71. See Notes 1, 2 and 3 to the Financial Statements for additional information on the discontinuation of regulatory accounting principles.

   Results for 1993 included an extraordinary charge of $996,000 for the early extinguishment of debt, net of tax, and $877,000 for the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112).

   In the third quarter of 1994, the Company recorded a pretax charge of $2,974,000, in accordance with Statement No. 112, to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future, including those who will be separated through 1997, pursuant to initiatives announced in August 1994. These workforce reductions will be made possible by changes in provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups. Costs to enhance systems and consolidate work activities will be charged to expense as incurred. The Company will continue to evaluate ways to streamline its operations and reduce its workforce to improve its future cost structure.

                        Bell Atlantic - Delaware, Inc.

OPERATING REVENUES
------------------

For the Years Ended December 31      1994         1993
--------------------------------------------------------
                                   (Dollars in Thousands)
Transport Services
 Local service                     $ 96,596     $ 90,364
 Network access                      65,882       63,654
 Toll service                        36,099       36,593
Ancillary Services
 Directory advertising               31,110       29,345
 Other                                5,666        4,716
Value-added Services                 29,416       24,114
                                   --------     --------
Total                              $264,769     $248,786
                                   ========     ========


TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------

                                                                Percentage
                                               1994      1993    Increase
                                            ----------  ------  ----------
AT YEAR-END
-----------
  ACCESS LINES IN SERVICE (In thousands)
    Residence                                      305     297       2.7%
    Business                                       162     155       4.5
    Public                                           6       6       ---
                                                ------  ------
                                                   473     458       3.3
                                                ======  ======

FOR THE YEAR
------------
  ACCESS MINUTES OF USE (In millions)
    Interstate                                    1,534   1,405       9.2
    Intrastate                                      50      29      72.4
                                                ------  ------
                                                 1,584   1,434      10.5
                                                ======  ======

  TOLL MESSAGES (In thousands)
    Intrastate                                  34,011  32,188       5.7
    Interstate                                  25,046  23,163       8.1
                                                ------  ------
                                                59,057  55,351       6.7
                                                ======  ======


LOCAL SERVICE REVENUES


   Dollars in Thousands                       Increase
--------------------------------------------------------------------------------
   1994 - 1993                                $  6,232      6.9%
--------------------------------------------------------------------------------

   Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

   Local service revenues increased in 1994 due to a rate increase, effective March 1993, authorized by the Delaware Public Service Commission in Docket No. 92-47. In addition, a 3.3% growth in the number of access lines in service, as well as higher usage of basic calling services increased local service revenues.


NETWORK ACCESS REVENUES


   Dollars in Thousands                       Increase
--------------------------------------------------------------------------------
   1994 - 1993                                $  2,228      3.5%
--------------------------------------------------------------------------------

   Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long-distance services to IXCs' customers and from end-user subscribers. Switched access service revenues are derived from usage-based charges paid by IXCs for access to the Company's network.

                        Bell Atlantic - Delaware, Inc.

Special access revenues arise from access charges paid by customers who have private lines, and end-user access revenues are earned from local exchange carrier customers who pay for access to the network.

   Network access revenues increased in 1994 principally due to higher customer demand for access services as reflected by growth in access minutes of use of 10.5%, as well as growth in revenue from end-user charges attributable to increasing access lines in service. Volume-related increases were partially offset by the effect of interstate price reductions and lower revenues recognized through an interstate revenue sharing arrangement with affiliated companies.

   Bell Atlantic has made certain modifications to the calculation of the Company's portion of the interstate revenue sharing arrangement with affiliated companies, effective January 1, 1995. This change is expected to reduce network access revenues by approximately $12 million annually. The Company does not expect this change to significantly impact its ability to meet its capital requirements in the foreseeable future.


TOLL SERVICE REVENUES


   Dollars in Thousands                       (Decrease)
--------------------------------------------------------------------------------
   1994 - 1993                                $   (494)    (1.3)%
--------------------------------------------------------------------------------

   Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services and Wide Area Telephone Service (WATS).

   Toll service revenues grew in the first half of 1994 by $1,166,000, but declined by $1,660,000 during the second half of 1994 over comparable periods in 1993. Growth in the first half of the year was primarily the result of the recovering economy and harsh weather conditions. The decline in revenues in the second half of the year reflects increased competition. The Company also implemented price reductions on certain toll services which contributed to the decline in revenues in the second half of 1994. Price reductions and competition for interstate toll service resulted in a revenue decline for the year of $1,317,000. The Company expects that competition for toll services will continue to intensify in 1995.


DIRECTORY ADVERTISING REVENUES


   Dollars in Thousands                       Increase
--------------------------------------------------------------------------------
   1994 - 1993                                $  1,765      6.0%
--------------------------------------------------------------------------------

   Directory advertising revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Page directories. Other directory advertising services include database and foreign directory marketing.

   Growth in directory advertising revenues was principally due to higher rates charged for these services. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY REVENUES


   Dollars in Thousands                       Increase
--------------------------------------------------------------------------------
   1994 - 1993                                $    950     20.1%
--------------------------------------------------------------------------------

   Other ancillary services include billing and collection services provided to IXCs, and facilities rental services provided to affiliates and non-affiliates.

                        Bell Atlantic - Delaware, Inc.

   Other ancillary services revenues increased principally due to an increase in rental revenues from non-affiliates and higher billing and collection services revenues due to volume increases.


VALUE-ADDED SERVICES REVENUES


   Dollars in Thousands                       Increase
--------------------------------------------------------------------------------
   1994 - 1993                                $  5,302     22.0%
--------------------------------------------------------------------------------

   Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

   Continued growth in the network customer base (access lines) and higher demand by residence customers for value-added central office and voice messaging services offered by the Company increased value-added services revenues in 1994. Value-added services revenues were positively impacted by increased demand and higher rates for inside wire installation and maintenance services. These revenue increases were offset, in part, by lower revenues generated from certain maturing central office services and features.



OPERATING EXPENSES

For the Years Ended December 31                   1994          1993
----------------------------------------------  --------      --------
                                                (Dollars in Thousands)

Employee costs, including benefits and taxes    $ 59,548      $ 55,174
Depreciation and amortization                     52,479        40,970
Other operating expenses                          82,677        78,700
                                                --------      --------
Total                                           $194,704      $174,844
                                                ========      ========

EMPLOYEE COSTS


   Dollars in Thousands                       Increase
--------------------------------------------------------------------------------
   1994 - 1993                                $  4,374      7.9%
--------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

   The increase in employee costs was largely attributable to a charge of $2,277,000 to recognize the Company's proportionate share of benefit costs for the aforementioned separation of employees. The third and fourth quarters of 1994 also included approximately $200,000 for the ongoing recognition of costs under separation pay plans. Benefit costs associated with the separation of employees of NSI were allocated to the Company and are included in other operating expenses. In addition, employee costs were higher due to salary and wage increases, and increased overtime pay and higher repair and maintenance activity caused by unusually severe weather conditions experienced during the year.

                        Bell Atlantic - Delaware, Inc.

DEPRECIATION AND AMORTIZATION


   Dollars in Thousands                       Increase
--------------------------------------------------------------------------------
   1994 - 1993                                $ 11,509     28.1%
--------------------------------------------------------------------------------

   Depreciation and amortization expense increased in 1994 due principally to the effect of increased rates of depreciation and growth in telephone plant. During the second quarter of 1994, the Company reached an agreement with the Federal Communications Commission (FCC) to increase interstate depreciation expense by approximately $3,900,000 annually for regulatory reporting purposes, effective August 1, 1994, retroactive to January 1, 1994. Coincident with the interstate depreciation expense increase, the Company also increased intrastate depreciation expense, for regulatory reporting purposes, by approximately $8,600,000 annually, retroactive to January 1, 1994. For financial reporting purposes, depreciation expense increased by approximately $6,800,000 in 1994, representing the retroactive portion of the additional depreciation expense described above, which was recorded prior to the discontinued application of Statement No. 71.

   On August 1, 1994, the Company began using shorter asset lives for certain categories of plant and equipment which reflect the Company's expectations as to the revenue-producing lives of the assets (see Note 3 to the Financial Statements). The use of the shorter asset lives did not significantly change depreciation expense in 1994, for financial reporting purposes, from the amount that would have been recorded using asset lives prescribed by regulators at the time of the discontinued application of Statement No. 71. Future depreciation represcriptions by regulators will not affect depreciation expense recognized for financial reporting purposes.


OTHER OPERATING EXPENSE


   Dollars in Thousands                       Increase
--------------------------------------------------------------------------------
   1994 - 1993                                $  3,977      5.1%
--------------------------------------------------------------------------------

   Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

   The increase in other operating expenses was due to increased non-affiliate contract labor and engineering services costs, software development costs associated with the enhancement of the Company's network, and an increase in the provision for uncollectible accounts receivable. Other operating expenses in 1994 also included $697,000 for the Company's allocated share of separation benefit costs associated with employees of NSI.

   These increases were partially offset by lower costs for contracted services allocated from NSI, including the Company's allocated share of reimbursements of $1,088,000 of previously recognized costs as a result of the decision by other Bell Communications Research, Inc. owners to participate in the Advanced Intelligent Network (AIN) project. Previously, this project had been supported entirely by Bell Atlantic's network services subsidiaries, including the Company.


OTHER INCOME AND (EXPENSE), NET


   Dollars in Thousands                       Increase
--------------------------------------------------------------------------------
   1994 - 1993                                $     43      8.8%
--------------------------------------------------------------------------------

   The increase in other income and (expense), net was largely attributed to higher income related to the allowance for funds used during construction.

                        Bell Atlantic - Delaware, Inc.

   Upon the discontinued application of Statement No. 71, effective August 1, 1994, interest costs on telephone plant under construction were capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost," and reported as a cost of telephone plant and a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as a cost of plant and an item of other income. The allowance for funds used during construction recorded prior to August 1, 1994 totaled $216,000, compared to $185,000 for the twelve-month period ended December 31, 1993. The higher amount in 1994 resulted from increased levels of telephone plant under construction during 1994.


INTEREST EXPENSE


   Dollars in Thousands                       (Decrease)
--------------------------------------------------------------------------------
   1994 - 1993                                $   (680)   (7.8)%
--------------------------------------------------------------------------------

   Interest expense decreased in 1994 due to the effect of long-term debt refinancings in December 1993. Interest expense was further reduced by the recognition of $330,000 in capitalized interest costs, subsequent to the discontinued application of Statement No. 71. These decreases were offset, in part, by additional expense resulting from higher levels of average short-term debt and rising interest rates.


PROVISION FOR INCOME TAXES


   Dollars in Thousands                       (Decrease)
--------------------------------------------------------------------------------
   1994 - 1993                                $   (497)   (2.0)%
--------------------------------------------------------------------------------

EFFECTIVE INCOME TAX RATES


   For the Years Ended December 31
--------------------------------------------------------------------------------
   1994                                           39.2%
--------------------------------------------------------------------------------
   1993                                           38.0%
--------------------------------------------------------------------------------

   The Company's effective income tax rate was higher in 1994 due to the elimination of the benefit of the rate differential applied to reversing timing differences as a result of the discontinued application of Statement No. 71 and the effect of a one-time net benefit recorded in 1993 to adjust deferred taxes for the increase in the federal corporate income tax rate from 34% to 35%.


COMPETITIVE AND REGULATORY ENVIRONMENT
--------------------------------------

   The communications industry continues to undergo fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are being driven by a number of factors, including the accelerated pace of technological innovation, the convergence of the telecommunications, cable television, information services and entertainment businesses and a regulatory environment in which traditional barriers are being lowered or eliminated and competition permitted or encouraged.

   The Company's telecommunications business is subject to competition from numerous sources. An increasing amount of this competition is from companies that have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. The entry of well-financed competitors has the potential to adversely affect multiple revenue streams of the Company, including toll, local exchange and network access services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend, in part, on the competitors' success in marketing

                        Bell Atlantic - Delaware, Inc.

these services, and the conditions established by regulatory authorities. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

   The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements and by reducing its cost structure through efficiency and productivity initiatives. In addition, the Company continues to seek growth opportunities in businesses where it possesses core competencies.

   FEDERAL REGULATION

   Legislation has been introduced in the current session of the United States Congress that would remove barriers to entry in the local exchange markets and would permit local exchange carriers, such as the Company, to provide interLATA services. The impact of the enactment of such legislation on the Company's future financial performance will depend on a number of factors, including the degree of parity under which competition is permitted in the local and long-distance markets.

   In February 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of the price cap rules affecting local exchange carriers, including the Company, and to decide what changes, if any, should be made to those rules. This rulemaking is expected to be concluded in the first half of 1995.

   Recent FCC rulings have sought to expand competition for special and switched access services. The FCC ordered local exchange carriers, including the Company, to provide virtual collocation in the Company's central offices to competitors, with the option of offering physical collocation, for the purpose of providing special and switched access transport services. The Company does not expect the net revenue impact of collocation to be material.

   STATE REGULATION

   The communications services of the Company are subject to regulation by the Delaware Public Service Commission (the PSC) with respect to intrastate rates and services and other matters.

   In March 1994, the Company elected to be regulated under a new law pursuant to which the prices of competitive services will not be tariffed, price increases for discretionary services will be limited to 15% annually, basic local service rate increases will be limited to inflation minus 3%, and profits will not be regulated.

   The PSC is currently conducting a proceeding to examine issues regarding intrastate intraLATA toll competition, including whether to authorize presubscription and dialing parity ("1+ dialing") for intrastate toll competitors, and if so, under what terms and conditions. The Company's ability to offset such competition will depend, in part, upon the terms and conditions under which presubscription for intrastate intraLATA toll services may be authorized. Management believes that intrastate presubscription, if implemented without adequate compensation and regulatory relief, could have a material effect on the Company's financial condition and results of operations. A decision on this proceeding is expected in the second quarter of 1995.

   See Item 1 - Description of Business, State Regulation and Competitive Environment for a complete description of the Company's current regulatory plan and competitive environment.


OTHER MATTERS
-------------

   ENVIRONMENTAL ISSUES

   The Company is subject to a number of environmental proceedings as a result of its operations and shared liability provisions in the Plan of Reorganization related to the Modification of Final Judgment. Certain of these environmental matters relate to Superfund sites for which the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency or joined as a third-party defendant in pending Superfund litigation. Such designation or joinder subjects

                        Bell Atlantic - Delaware, Inc.

the Company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

   The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any additional potential liability would not have a material effect on the Company's results of operations or financial condition.


FINANCIAL CONDITION
-------------------

   Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization, and payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

   As of December 31, 1994, the Company had $15,800,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation.

   The Company's debt ratio was 45.6% at December 31, 1994, compared to 37.4% at December 31, 1993. The 1994 debt ratio was impacted significantly by the equity reduction associated with the discontinued application of Statement No. 71.

   As a result of the discontinued application of Statement No. 71, the Balance Sheet at December 31, 1994 reflects significant changes due to the elimination of regulatory assets and liabilities, the revaluation of plant and equipment and the accelerated amortization of investment tax credits (see Note 2 to the Financial Statements).

                        Bell Atlantic - Delaware, Inc.

                                    PART II


Item 8.  Financial Statements and Supplementary Data

         The information required by this Item is set forth on pages F-1 through F-20.


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

         (Omitted pursuant to General Instruction J(2).)


                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

         (1) Financial Statements

             See Index to Financial Statements and Financial Statement Schedule appearing on Page F-1.

         (2) Financial Statement Schedules

             See Index to Financial Statements and Financial Statement Schedule appearing on Page F-1.

                        Bell Atlantic - Delaware, Inc.

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


          Exhibit Number (Referenced to Item 601 of Regulation S-K)

          3a Certificate of Incorporation of the registrant, as amended and restated June 17, 1987. (Exhibit 3a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-7757.)

              3a(i) Certificate of Amendment of Certificate of Incorporation, dated August 14, 1992. (Exhibit 3a(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-7757.)

              3a(ii) Certificate of Amendment of Certificate of Incorporation, dated January 10, 1994 and filed January 13, 1994. (Exhibit 3a(ii) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-7757.)

          3b By-Laws of the registrant, as amended through January 27, 1994. (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-7757.)

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

          24  Powers of Attorney.

          27  Financial Data Schedule.

    (b)   Reports on Form 8-K

          There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1994.

                         Bell Atlantic - Delaware, Inc.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Bell Atlantic - Delaware, Inc.



                                         By  /s/  John J. Parker
                                            -------------------------------
                                               John J. Parker
                                               Controller
                                               and Treasurer



March 29, 1995


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                         -|
Principal Executive Officer:              |
                                          |
  Carolyn S. Burger      President and    |
                         Chief Executive  |
                         Officer          |
                                          |
Principal Financial Officer:              |
                                          |
 John J. Parker          Controller       |
                         and Treasurer    |
                                          |
Directors:                                |-     By  /s/  John J. Parker
  Harry Bonk                              |         ----------------------------
  Carolyn S. Burger                       |             John J. Parker
  Charles W. Crist                        |             (individually and as
  Archie W. Dunham                        |             attorney-in-fact)
  Joshua W. Martin, III                   |             March 29, 1995
  Robert F. Rider                         |
  David P. Roselle                        |
  Lance L. Weaver                         |
                                         -|

                         Bell Atlantic - Delaware, Inc.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                        Page
                                                                        ----

   Report of Independent Accountants .................................   F-2

   Statements of Operations and Reinvested Earnings
      For the years ended December 31, 1994, 1993, and 1992 ..........   F-3

   Balance Sheets - December 31, 1994 and 1993 .......................   F-4

   Statements of Cash Flows
      For the years ended December 31, 1994, 1993, and 1992 ..........   F-6

   Notes to Financial Statements .....................................   F-7

   Schedule II - Valuation and Qualifying Accounts
      For the years ended December 31, 1994, 1993, and 1992 ..........   F-20


Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                         Bell Atlantic - Delaware, Inc.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowner of Bell Atlantic - Delaware, Inc.


We have audited the financial statements and financial statement schedule of Bell Atlantic - Delaware, Inc. as listed in the index on page F-1 of this Form 10-K. The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bell Atlantic - Delaware, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes 1 and 2 to the financial statements, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective August 1, 1994. Also, as discussed in Notes 1, 7 and 8 to the financial statements, the Company changed its method of accounting for income taxes and postemployment benefits in 1993.



/s/ COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 6, 1995

                         Bell Atlantic - Delaware, Inc.

                STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)


                                                1994       1993       1992
                                              ---------  ---------  --------
OPERATING REVENUES (including $5,762, and
 $3,464 to affiliates, and $634
 from affiliates)...........................  $264,769   $248,786   $236,393
                                              --------   --------   --------

OPERATING EXPENSES
  Employee costs, including benefits
   and taxes................................    59,548     55,174     52,607
  Depreciation and amortization.............    52,479     40,970     39,087
  Other (including $42,395, $42,722
   and $42,512 to affiliates)...............    82,677     78,700     82,253
                                              --------   --------   --------
                                               194,704    174,844    173,947
                                              --------   --------   --------

OPERATING INCOME............................    70,065     73,942     62,446

OTHER INCOME AND (EXPENSE), NET
  Allowance for funds used
   during construction......................       216        185         54
  Other, net (including $0,
   $62 and $45 from affiliate)..............      (660)      (672)       109
                                              --------   --------   --------
                                                  (444)      (487)       163
INTEREST EXPENSE (including
 $657, $109 and $129 to affiliate)..........     8,022      8,702      8,542
                                              --------   --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES,
 EXTRAORDINARY ITEMS, AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE..................................    61,599     64,753     54,067
PROVISION FOR INCOME TAXES..................    24,128     24,625     14,449
                                              --------   --------   --------

INCOME BEFORE EXTRAORDINARY ITEMS AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE.......................    37,471     40,128     39,618
                                              --------   --------   --------

EXTRAORDINARY ITEMS
  Discontinuation of Regulatory Accounting
   Principles, Net of Tax...................   (36,926)        --         --
  Early Extinguishment of Debt,
   Net of Tax...............................        --       (996)        --
                                              --------   --------   --------
                                               (36,926)      (996)        --
                                              --------   --------   --------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE
  Postemployment Benefits, Net of Tax.......        --       (877)        --
                                              --------   --------   --------

NET INCOME..................................  $    545   $ 38,255   $ 39,618
                                              ========   ========   ========

REINVESTED EARNINGS
  At beginning of year......................  $ 54,235   $ 52,773   $ 40,245
  Add:  net income..........................       545     38,255     39,618
                                              --------   --------   --------
                                                54,780     91,028     79,863
  Deduct:  dividends........................    38,225     36,600     27,090
           other changes....................        (9)       193         --
                                              --------   --------   --------
  At end of year............................  $ 16,564   $ 54,235   $ 52,773
                                              ========   ========   ========



                       See Notes to Financial Statements.

                         Bell Atlantic - Delaware, Inc.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS
                                     ------


                                                     DECEMBER 31
                                                  ------------------
                                                    1994      1993
                                                  --------  --------
CURRENT ASSETS
  Cash..........................................  $    ---  $    313
  Accounts receivable:
   Customers and agents, net of allowances for
     uncollectibles of $2,768 and $2,767........    32,925    23,091
   Affiliates...................................     4,403     3,651
   Other........................................       974       376
  Material and supplies.........................     1,581     1,490
  Prepaid expenses..............................    11,513     6,498
  Deferred income taxes.........................     1,802     2,545
  Other.........................................       611       335
                                                  --------  --------
                                                    53,809    38,299
                                                  --------  --------

PLANT, PROPERTY AND EQUIPMENT...................   688,509   655,812
  Less accumulated depreciation.................   339,173   241,595
                                                  --------  --------
                                                   349,336   414,217
                                                  --------  --------

OTHER ASSETS....................................    12,532    16,666
                                                  --------  --------

TOTAL ASSETS....................................  $415,677  $469,182
                                                  ========  ========




                       See Notes to Financial Statements.

                         Bell Atlantic - Delaware, Inc.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


                                                    DECEMBER 31
                                                 ------------------
                                                   1994      1993
                                                 --------  --------
CURRENT LIABILITIES
 Debt maturing within one year:
  Note payable to affiliate....................  $ 12,038  $  4,263
 Accounts payable:
  Affiliates...................................    24,150    15,185
  Other........................................    34,116    20,845
 Accrued expenses:
  Vacation pay.................................     3,722     3,502
  Interest.....................................     1,271     1,071
  Taxes........................................     1,648     2,561
  Other........................................     5,992     4,299
 Advance billings and customer deposits........    11,976    15,896
                                                 --------  --------
                                                   94,913    67,622
                                                 --------  --------

LONG-TERM DEBT.................................   101,123    98,991
                                                 --------  --------

EMPLOYEE BENEFIT OBLIGATIONS...................    49,632    43,793
                                                 --------  --------

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes.........................    15,256    45,294
 Unamortized investment tax credits............     4,193    10,367
 Other.........................................    15,554    30,438
                                                 --------  --------
                                                   35,003    86,099
                                                 --------  --------

COMMITMENTS (Note 4)

SHAREOWNER'S INVESTMENT
 Common stock, $25 par value per share.........   118,442   118,442
  Authorized shares:  5,262,280
  Outstanding shares: 4,737,686
 Reinvested earnings...........................    16,564    54,235
                                                 --------  --------
                                                  135,006   172,677
                                                 --------  --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..  $415,677  $469,182
                                                 ========  ========




                       See Notes to Financial Statements.

                         Bell Atlantic - Delaware, Inc.

                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)



                                                     1994       1993       1992
                                                   ---------  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................  $    545   $ 38,255   $ 39,618
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization.................    52,479     40,970     39,087
   Extraordinary items, net of tax...............    36,926        996        ---
   Cumulative effect of change in accounting
     principle, net of tax.......................       ---        877        ---
   Allowance for funds used during construction..      (216)      (185)       (54)
   Other items, net..............................     1,210     (1,491)       108
   Changes in certain assets and liabilities:
      Accounts receivable........................   (11,184)     4,440        183
      Material and supplies......................       (91)      (499)       356
      Other assets...............................   (16,320)    (1,735)     2,240
      Accounts payable and accrued taxes.........    13,889     (6,795)    11,209
      Deferred income taxes, net.................    (4,183)     1,998     (6,898)
      Unamortized investment tax credits.........      (954)    (1,247)    (1,402)
      Employee benefit obligations...............     5,839      1,976      1,296
      Other liabilities..........................     2,649        617      1,325
                                                   --------   --------   --------

Net cash provided by operating activities........    80,589     78,177     87,068
                                                   --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant, property and equipment.......   (57,843)   (48,782)   (45,034)
Net change in note receivable from affiliate.....       ---      2,882     (2,882)
Other plant-related changes......................       (43)       565       (540)
                                                   --------   --------   --------

Net cash used in investing activities............   (57,886)   (45,335)   (48,456)
                                                   --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings.........................       ---     39,416        ---
Principal repayments of borrowings and
 capital lease obligations.......................       ---        ---     (5,030)
Early extinguishment of debt.....................       ---    (40,000)       ---
Net change in note payable to affiliate..........     7,775      4,263     (2,500)
Dividends paid...................................   (38,225)   (36,600)   (27,090)
Net change in outstanding checks drawn
 on controlled disbursement accounts.............     7,434        ---     (3,600)
                                                   --------   --------   --------

Net cash used in financing activities............   (23,016)   (32,921)   (38,220)
                                                   --------   --------   --------

INCREASE (DECREASE) IN CASH......................      (313)       (79)       392

CASH, BEGINNING OF YEAR..........................       313        392        ---
                                                   --------   --------   --------

CASH, END OF YEAR................................  $    ---   $    313   $    392
                                                   ========   ========   ========




                       See Notes to Financial Statements.

                         Bell Atlantic - Delaware, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   Bell Atlantic - Delaware, Inc.(the Company), is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic).

   Effective August 1, 1994, the Company discontinued accounting for its operations under the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71) (see Note 2).

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

   PREPAID DIRECTORY

   Costs of directory production and advertising sales are principally deferred until the directory is published. Such costs are amortized to expense and the related advertising revenues are recognized over the average life of the directory, which is generally 12 months.

   PLANT AND DEPRECIATION

   The Company's provision for depreciation is based principally on the composite group remaining life method of depreciation and straight-line composite rates. This method provides for the recovery of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. In connection with the discontinued application of Statement No. 71, the Company began recording depreciation expense based on expected revenue-producing asset lives. The following asset lives were used, effective August 1, 1994: buildings, 18 to 40 years; central office equipment, 5 to 12 years; cable, wiring, and conduit, 16 to 50 years; and other equipment, 6 to 35 years. Previously, depreciation expense was based on asset lives that were authorized by regulatory commissions (see Note 3) and included regulator-approved amortization of certain classes of telephone plant.

   When depreciable plant is replaced or retired, the amounts at which such plant has been carried in plant, property and equipment are removed from the respective accounts and charged to accumulated depreciation, and any gains or losses on disposition are amortized over the remaining asset lives of the remaining net investment in telephone plant.

   MAINTENANCE AND REPAIRS

   The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged to operating expense.

                        Bell Atlantic - Delaware, Inc.

   CAPITALIZED INTEREST COST

   Upon the discontinued application of Statement No. 71, effective August 1, 1994, the Company began reporting capitalized interest as a cost of telephone plant and equipment and a reduction in interest expense, in accordance with the provisions of Statement of Financial Accounting Standards No. 34,
"Capitalization of Interest Cost."

   Prior to the discontinued application of Statement No. 71, the Company recorded an allowance for funds used during construction, which included both interest and equity return components, as a cost of plant and as an item of other income.

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

   Postretirement Benefits Other Than Pensions

   Substantially all employees of the Company are covered under postretirement health and life insurance benefit plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company.

   Amounts contributed to 501 (c)(9) trusts and 401(h) accounts under applicable federal income tax regulations to pay certain postretirement benefits are actuarially determined, principally under the aggregate cost actuarial method.

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

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109), which requires the determination of deferred taxes using the asset and liability method. Under the asset and liability method, deferred taxes are provided on book and tax basis differences and deferred tax balances are adjusted to reflect enacted changes in income tax rates.

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

                        Bell Atlantic - Delaware, Inc.

   The Tax Reform Act of 1986 repealed the investment tax credit (ITC) as of January 1, 1986, subject to certain transitional rules. ITCs were deferred and are being amortized as a reduction to income tax expense over the estimated service lives of the related assets.

   RECLASSIFICATIONS

   Certain reclassifications of prior years' data have been made to conform to 1994 classifications.


2. DISCONTINUATION OF REGULATORY ACCOUNTING PRINCIPLES

   In the third quarter of 1994, the Company determined that it was no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). In connection with the decision to discontinue regulatory accounting principles under Statement No. 71, the Company recorded a noncash, after-tax extraordinary charge of $36,926,000, which is net of an income tax benefit of $35,952,000.

   The Company's determination that it was no longer eligible for continued application of the accounting required by Statement No. 71 was based on the belief that the convergence of competition, technological change (including the Company's technology deployment plans), actual and potential regulatory, legislative and judicial actions, and other factors are creating fully open and competitive markets. In such markets, the Company does not believe it can be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulator-prescribed lives. In addition, changes from cost-based regulation to a form of incentive regulation contributed to the determination that the continued application of Statement No. 71 is inappropriate.

   The components of the charge recognized as a result of the discontinued application of Statement No. 71 follow:

                                                          (DOLLARS IN THOUSANDS)
                                                          -----------------------
                                                           PRE-TAX    AFTER-TAX
                                                          ---------  ------------
Increase in plant and equipment depreciation reserve....    $69,113      $41,015
Accelerated investment tax credit amortization..........        ---       (3,097)
Tax-related regulatory asset and liability elimination..        ---       (3,226)
Other regulatory asset and liability elimination........      3,765        2,234
                                                            -------      -------
Total...................................................    $72,878      $36,926
                                                            =======      =======

   The increase in the accumulated depreciation reserve of $69,113,000 was supported by both an impairment analysis, which identified estimated amounts not recoverable from future discounted cash flows, and a depreciation study, which identified inadequate depreciation reserve levels which the Company believes resulted principally from the cumulative underdepreciation of plant as a result of the regulatory process. Investment tax credit amortization was accelerated as a result of the reduction in remaining asset lives of the associated telephone plant and equipment.

   Upon adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effects of required adjustments to deferred tax balances were deferred on the balance sheet as regulatory assets and liabilities and amortized at the time the related deferred taxes were recognized in the ratemaking process. As of August 1, 1994, tax-related regulatory assets of $12,289,000 and tax-related regulatory liabilities of $15,515,000 were eliminated. The elimination of other regulatory assets and liabilities relate principally to deferred debt refinancing and vacation pay costs, which were being amortized as they were recognized in the ratemaking process.

                        Bell Atlantic - Delaware, Inc.

3. PLANT, PROPERTY AND EQUIPMENT

   Plant, property and equipment, which is stated at cost, is summarized as follows at December 31:

                                 1994         1993
                              -----------  -----------
                               (DOLLARS IN THOUSANDS)
Land........................   $   2,656    $   3,029
Buildings...................      42,039       41,795
Central office equipment....     272,435      264,296
Cable, wiring, and conduit..     303,206      291,721
Other equipment.............      50,809       45,055
Other.......................       2,819        1,570
Construction-in-progress....      14,545        8,346
                               ---------    ---------
                                 688,509      655,812
Accumulated depreciation....    (339,173)    (241,595)
                               ---------    ---------
Total.......................   $ 349,336    $ 414,217
                               =========    =========


   The increase in accumulated depreciation in 1994 included $69,113,000 attributable to the adjustment to the carrying value of plant and equipment resulting from the discontinued application of Statement No. 71 (see Note 2). The components of the adjustment to the accumulated depreciation reserve are summarized as follows:

                                 (DOLLARS IN THOUSANDS)
                                 ----------------------

   Buildings...................         $ 3,889
   Central office equipment....          23,640
   Cable, wiring, and conduit..          33,627
   Other equipment.............           7,957
                                        -------
   Total.......................         $69,113
                                        =======

   In connection with the discontinued application of Statement No. 71, effective August 1, 1994, for financial reporting purposes, the Company began using estimated asset lives for certain categories of plant and equipment that are shorter than those approved by regulators prior to the discontinuance of Statement No. 71. The shorter lives result from the Company's expectation as to the revenue-producing lives of the assets. A comparison of the regulator-approved asset lives to the shorter new asset lives for the most significantly impacted categories of plant and equipment follows:


                               AVERAGE LIVES (IN YEARS)
                      --------------------------------------------
                      REGULATOR-APPROVED            NEW
                         ASSET LIVES            ASSET LIVES
                      ------------------  ------------------------
   Buildings........       18 - 52                18 - 40
   Digital switch...         17                     12
   Digital circuit..         11                      9
   Copper cable.....       22 - 26                16 - 19
   Fiber cable......       25 - 30                20 - 25

4.  LEASES

   The Company has entered into operating leases for facilities and equipment used in operations. The Company's plant, property and equipment included capital leases of $125,000, which were fully amortized at December 31, 1993. The Company did not incur any initial capital lease obligations in 1994, 1993, and 1992.

   Total rent expense amounted to $5,706,000 in 1994, $3,521,000 in 1993, and $7,743,000 in 1992. Of these amounts, the Company incurred rent expense of $4,133,000, $1,693,000, and $5,607,000 in 1994, 1993, and 1992, respectively, to affiliated companies.

                        Bell Atlantic - Delaware, Inc.

   At December 31, 1994, the aggregate minimum rental commitments under noncancelable operating leases for the periods shown are as follows:


YEARS            (DOLLARS IN THOUSANDS)
-----            ----------------------
   1995........           $345
   1996........            301
   1997........            176
   1998........             63
   1999........            ---
   Thereafter..            ---
                          ----
   Total.......           $885
                          ====

5. DEBT

   LONG-TERM

   Long-term debt consists principally of debentures issued by the Company. Interest rates and maturities of the amounts outstanding are as follows at December 31:

                                               1994         1993
                                            -----------  -----------
                                             (DOLLARS IN THOUSANDS)

 Ten year 6 1/8%, due 2003................    $ 20,000      $20,000
 Forty year 4 5/8%, due 2005..............       7,000        7,000
 Forty year 7%, due 2008..................      10,000       10,000
 Forty year 7 3/4%, due 2013..............      15,000       15,000
 Thirty year 8 3/8%, due 2019.............      15,000       15,000
 Thirty year 7%, due 2023.................      20,000       20,000
 Forty year 8 5/8%, due 2031..............      15,000       15,000
                                              --------      -------
                                               102,000      102,000
 Unamortized discount and premium, net....        (877)      (3,009)
                                              --------      -------
 Total long-term debt, including current
  maturities..............................     101,123       98,991
 Less maturing within one year............         ---          ---
                                              --------      -------
 Total long-term debt.....................    $101,123      $98,991
                                              ========      =======

   Long-term debt outstanding at December 31, 1994 includes $32,000,000 that is callable by the Company. The call prices range from 102.9% to 100.8% of face value, depending upon the remaining term to maturity of the issue. In addition, long-term debt includes $15,000,000 that will become redeemable only on September 15, 1999, at the option of the holders. The redemption prices will be 100.0% of face value, plus accrued interest.

   In 1993, the Company recorded an extraordinary charge associated with the early extinguishment of debentures called by the Company of $1,681,000, before an income tax benefit of $685,000.

   DEBT MATURING WITHIN ONE YEAR

   Debt maturing within one year consists of the following at December 31:

                                                       1994       1993
                                                   ----------- ----------
                                                   (DOLLARS IN THOUSANDS)
Note payable to affiliate (BANFC)................     $12,038   $4,263
                                                      =======   ======

Weighted average interest rate for note payable
 outstanding at year-end.........................         5.7%     3.3%
                                                      =======   ======

   The Company has a contractual agreement with an affiliated company, Bell Atlantic Network Funding Corporation (BANFC), for the provision of short-term financing and cash management services. BANFC issues commercial paper and secures bank loans to fund the working capital requirements of Bell Atlantic's network services subsidiaries, including the Company, and invests funds in temporary investments on their behalf. At December 31, 1994, the Company had $15,800,000 of an unused line of credit with BANFC.

                        Bell Atlantic - Delaware, Inc.

6. FINANCIAL INSTRUMENTS

   CONCENTRATIONS OF CREDIT RISK

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables and an interest rate hedge agreement.

   Concentrations of credit risk with respect to trade receivables, other than those from AT&T, are limited due to the large number of customers in the Company's customer base. For the years ended December 31, 1994, 1993, and 1992, revenues generated from services provided to AT&T, primarily network access, billing and collection, and sharing of network facilities, were $25,093,000, $25,842,000, and $28,128,000, respectively. At December 31, 1994 and 1993,
Accounts receivable, net, included $853,000 and $463,000, respectively, from AT&T.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Accounts Receivable, Accounts Payable, Note Payable to Affiliate (BANFC), and Accrued Liabilities

   The carrying amount approximates fair value.

Debt Maturing Within One Year and Long-Term Debt

   Fair value is estimated based on the quoted market prices for the same or similar issues or is based on the net present value of the expected future cash flows using current interest rates.

Interest Rate Hedge Agreement

   Fair value is the estimated amount that the Company would have to pay to terminate the hedge agreement as of December 31, 1993, taking into account the current interest rates and the creditworthiness of the counterparty.

   The estimated fair values of the Company's financial instruments are as follows at December 31:


                                                   1994                            1993
                                         --------------------------     ------------------------
                                             CARRYING        FAIR          CARRYING        FAIR
                                              AMOUNT         VALUE          AMOUNT        VALUE
                                         -----------------  -------     ----------------  ------
                                                        (DOLLARS IN THOUSANDS)

       Financial Instruments on the
        Balance Sheets:
          Debt maturing within one
           year, excluding capital
           lease obligations...........      $ 12,038       $ 12,038        $  4,263     $  4,263

          Long-term debt, excluding
           unamortized discount and
           premium and capital lease
           obligations.................       102,000         92,749         102,000      106,944

       Financial Instruments with
         Off-Balance-Sheet Risk:
          Unrealized loss on interest
           rate hedge agreement........           ---            ---             ---           (5)

                        Bell Atlantic - Delaware, Inc.

7. EMPLOYEE BENEFITS

   PENSION PLANS

   Substantially all of the Company's management and associate employees are covered under multi-employer noncontributory defined benefit pension plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company. The pension benefit formula is based on a flat dollar amount per year of service according to job classification under the associate plan and a stated percentage of adjusted career average earnings under the plans for management employees. The Company's objective in funding the plans is to accumulate funds at a relatively stable level over participants' working lives so that benefits are fully funded at retirement. Plan assets consist principally of investments in domestic and foreign corporate equity securities, U.S. and foreign government and corporate debt securities, and real estate.

   Aggregate pension cost is as follows:


                                  YEARS ENDED DECEMBER 31
                                 --------------------------
                                   1994     1993     1992
                                 --------  -------  -------
                                   (DOLLARS IN THOUSANDS)

Pension cost..................    $1,971   $1,864   $2,105
                                  ======   ======   ======

Pension cost as a percentage
 of salaries and wages........       4.4%     4.5%     4.7%
                                  ======   ======   ======

   Pension cost in 1994 increased slightly over 1993 cost. Pension cost decreases resulting from plan amendments were more than offset by cost increases resulting from assumption changes, primarily a decrease in the discount rate from 7.75% to 7.25%.

   The decrease in pension cost in 1993 compared to 1992 is due to the net effect of the elimination of one-time charges associated with special termination benefits that were recognized in the preceding year, favorable investment experience, and changes in plan demographics due to retirement and severance programs.

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

   Significant actuarial assumptions for pension benefits are as follows at December 31:


                                      1994   1993   1992
                                      -----  -----  -----

       Discount rate................  8.25%  7.25%  7.75%
       Rate of future increases in
        compensation levels.........  5.25%  5.25%  5.25%

   The expected long-term rate of return on plan assets was 8.25% for 1994, 1993, and 1992.

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

                        Bell Atlantic - Delaware, Inc.

   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

   Substantially all of the Company's management and associate employees are covered under postretirement health and life insurance benefit plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company. The determination of benefit cost for postretirement health benefit plans is based on comprehensive hospital, medical, surgical and dental benefit plan provisions. The postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on annual basic pay at retirement. The Company funds the postretirement health and life insurance benefits of current and future retirees. Plan assets consist principally of investments in domestic and foreign corporate equity securities, and U.S. Government and corporate debt securities.


   Aggregate postretirement benefit cost is as follows:

                                           YEARS ENDED DECEMBER 31
                                          ------------------------
                                            1994    1993    1992
                                           ------  ------  -----
                                           (DOLLARS IN THOUSANDS)

   Postretirement benefit cost ..........  $4,187  $4,185  $3,743
                                           ======  ======  ======

   Postretirement benefit cost in 1994 was substantially unchanged over 1993. Postretirement cost decreases resulting from favorable claims and demographic experience were offset by cost increases resulting from assumption changes, primarily a decrease in the discount rate from 7.75% to 7.25%. As a result of the 1992 collective bargaining agreements, Bell Atlantic amended the postretirement medical benefit plan for associate employees and certain associates retirees of the Company. The increase in 1993 postretirement benefit cost over 1992 cost was primarily due to the change in benefit levels and claims experience. Also contributing to the increase were changes in actuarial assumptions and demographic experience.

   Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," (Statement No. 106) requires a comparison of the actuarial present value of projected postretirement benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic postretirement benefit costs, and a reconciliation of the funded status of the plan with amounts recorded on the balance sheets. The Company participates in multi-employer plans and therefore, such disclosures are not presented for the Company because the structure of the plans does not provide for the determination of this information on an individual participating company basis.

   Significant actuarial assumptions for postretirement benefits are as follows at December 31:

                                       1994    1993    1992
                                      ------  ------  ------
       Discount rate................   8.25%   7.25%   7.75%
       Rate of future increases in
        compensation levels.........   5.25    5.25    5.25
       Medical cost trend rate:
         Year ending................  12.00   13.00   14.50
         Ultimate (year 2003).......   5.00    5.00    5.00
       Dental cost trend rate.......   4.00    4.00    4.00

   The expected long-term rate of return on plan assets was 8.25% for 1994, 1993, and 1992.

   Postretirement benefits other than pensions have been included in collective bargaining agreements and have been modified from time to time. The Company has periodically modified benefits under plans maintained for its management employees. Expectations with respect to future amendments to the Company's postretirement benefit plans have been reflected in determining the Company's postretirement benefit cost under Statement No. 106.

                        Bell Atlantic - Delaware, Inc.

   POSTEMPLOYMENT BENEFITS

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112). Statement No. 112 requires accrual accounting for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. The cumulative effect at January 1, 1993 of adopting Statement No. 112 reduced net income by $877,000, net of a deferred income tax benefit of $578,000. The adoption of Statement No. 112 did not have a significant effect on the Company's ongoing level of operating expense.

   In the third quarter of 1994, the Company recorded a pretax charge of $2,974,000, in accordance with Statement No. 112, to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future, including those employees who will be separated through 1997, pursuant to initiatives announced in August 1994.

   SAVINGS PLANS AND EMPLOYEE STOCK OWNERSHIP PLANS

   Substantially all of the Company's employees are eligible to participate in savings plans established by Bell Atlantic to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and encourage employees to acquire and maintain an equity interest in Bell Atlantic. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Bell Atlantic common stock. Bell Atlantic funds the matching contribution through two leveraged employee stock ownership plans (ESOPs). Bell Atlantic accounts for its ESOPs in accordance with the accounting rules applicable to companies with ESOP trusts that held securities prior to December 15, 1989. The Company recognizes its proportionate share of total ESOP cost based on the Company's matching obligation attributable to participating Company employees. The Company recorded total ESOP cost of $886,000, $820,000, and $1,205,000, in 1994, 1993, and 1992, respectively.


8. INCOME TAXES

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109). Statement No. 109 requires the determination of deferred taxes using the asset and liability method. Under the asset and liability method, deferred taxes are provided on book and tax basis differences and deferred tax balances are adjusted to reflect enacted changes in income tax rates. Prior to 1993, the Company accounted for income taxes based on the provisions of Accounting Principles Board Opinion No. 11.

   Statement No. 109 has been adopted on a prospective basis and amounts presented for prior years have not been restated. As of January 1, 1993, the Company recorded a charge to income of $62,000, representing the cumulative effect of adopting Statement No. 109, which has been reflected in the Provision for Income Taxes in the Statement of Operations and Reinvested Earnings.

   Upon adoption of Statement No. 109, the effects of required adjustments to deferred tax balances of the Company, which would be recognized in the future for regulatory purposes, were deferred on the balance sheet as regulatory assets and liabilities in accordance with Statement No. 71. At January 1, 1993, the Company recorded income tax-related regulatory assets totaling $15,111,000 in Other Assets and income tax-related regulatory liabilities totaling $23,155,000 in Deferred Credits and Other Liabilities - Other. During 1993, these regulatory assets were increased by $478,000 and regulatory liabilities were reduced by $1,725,000 for the effect of the federal corporate income tax rate increase from 34% to 35%, effective January 1, 1993.

   The income tax-related regulatory assets and liabilities were eliminated as a result of the discontinued application of Statement No. 71, effective August 1, 1994 (see Note 2).

                        Bell Atlantic - Delaware, Inc.

   The components of income tax expense are as follows:

                                              YEARS ENDED DECEMBER 31
                                            ----------------------------
                                              1994      1993      1992
                                            --------  --------  --------
                                               (DOLLARS IN THOUSANDS)
Current:
 Federal..................                  $22,991   $18,927   $17,835
 State and local..........                    6,274     4,947     4,914
                                            -------   -------   -------
 Total....................                   29,265    23,874    22,749
                                            -------   -------   -------
Deferred:
 Federal..................                   (3,611)      813    (6,313)
 State and local..........                     (572)    1,185      (585)
                                            -------   -------   -------
 Total....................                   (4,183)    1,998    (6,898)
                                            -------   -------   -------
                                             25,082    25,872    15,851
Investment tax credits....                     (954)   (1,247)   (1,402)
                                            -------   -------   -------
Total income tax expense..                  $24,128   $24,625   $14,449
                                            =======   =======   =======

   As a result of the increase in the federal corporate income tax rate from 34% to 35%, effective January 1, 1993, the Company recorded a net charge to the tax provision of $155,000 in 1993.

   The provision for income taxes varies from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The difference is attributable to the following factors:

                                                         YEARS ENDED DECEMBER 31
                                                         -----------------------
                                                            1994    1993   1992
                                                           ------  -----  -----

     Statutory federal income tax rate.................     35.0%  35.0%  34.0%
     Investment tax credits............................     (1.6)  (1.6)  (2.1)
     State income taxes, net of federal tax benefits...      5.7    5.7    5.2
     Benefit of rate differential applied to
      reversing timing differences.....................      (.6)  (1.4)  (3.9)
     Reversal of previously capitalized taxes
      and payroll-related construction costs ..........       .7     .9   (5.4)
     Prior year tax adjustments........................      (.8)  (1.3)  (2.3)
     Other, net........................................       .8     .7    1.2
                                                            ----   ----   ----
     Effective income tax rate.........................     39.2%  38.0%  26.7%
                                                            ====   ====   ====

   Significant components of deferred tax liabilities (assets) were as follows at December 31:

                                  1994         1993
                              -----------  -----------
                               (DOLLARS IN THOUSANDS)
Deferred tax liabilities:
 Depreciation...............    $ 49,000     $ 76,400
 Other......................       3,900          500
                                --------     --------
                                  52,900       76,900
                                --------     --------
Deferred tax assets:
 Employee benefits..........     (28,500)     (24,800)
 Investment tax credits.....      (2,900)      (7,100)
 Advance payments...........      (2,900)      (1,800)
 Other......................      (5,100)        (500)
                                --------     --------
                                 (39,400)     (34,200)
                                --------     --------
Net deferred tax liability..    $ 13,500     $ 42,700
                                ========     ========

   Total deferred tax assets include approximately $22,000,000 and $20,000,000 at December 31, 1994 and 1993, respectively, related to postretirement benefit costs recognized in accordance with Statement No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

                        Bell Atlantic - Delaware, Inc.

   For the year ended December 31, 1992, a deferred income tax benefit resulted from timing differences in the recognition of revenue and expense for financial and income tax accounting purposes. The sources of these timing differences and the tax effects of each were as follows:

                                                       1992
                                              ---------------------
                                             (DOLLARS IN THOUSANDS)
   Accelerated depreciation ................        $(3,828)
   Interstate earnings adjustments..........            361
   Employee benefits........................         (1,546)
   Other, net...............................         (1,885)
                                                    -------
   Total....................................        $(6,898)
                                                    =======

9. SUPPLEMENTAL CASH FLOW AND ADDITIONAL FINANCIAL INFORMATION

                                                    YEARS ENDED DECEMBER 31
                                               ----------------------------------
                                                1994         1993          1992
                                               -------      -------       -------
                                                    (DOLLARS IN THOUSANDS)
 SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest, net of amounts capitalized...      $ 7,664       $ 9,740       $ 8,634
  Income taxes, net of amounts refunded..       30,417        25,637        20,085

 ADDITIONAL FINANCIAL INFORMATION:
 Interest expense incurred, net of
  amounts capitalized....................        8,022         8,702         8,542
 Capitalized interest....................          330           ---           ---

   Interest paid during the year includes $581,000 in 1994, $105,000 in 1993, and $131,000 in 1992 related to short-term financing services provided by Bell Atlantic Network Funding Corporation (see Note 5).

   At December 31, 1994, $7,434,000 of negative cash was classified as accounts payable.

10. TRANSACTIONS WITH AFFILIATES

   The financial statements include transactions with Bell Atlantic Network Services, Inc. (NSI), Bell Atlantic Network Funding Corporation (BANFC), Bell Atlantic, and various other affiliates.

   The Company has contractual arrangements with NSI for the provision of various centralized corporate, administrative, planning, financial and other services. These arrangements serve to fulfill the common needs of Bell Atlantic's telephone subsidiaries on a centralized basis. The Company's allocated share of NSI costs include costs billed by Bell Communications Research, Inc. (Bellcore), another affiliated company owned jointly by the seven regional holding companies (as shown separately below).

   The Company recognizes interest expense and income in connection with contractual arrangements with BANFC to provide short-term financing, investing and cash management services to the Company (see Note 5).

   Operating revenues include amounts paid to other affiliates in connection with an interstate revenue sharing arrangement with Bell Atlantic network services subsidiaries. Operating revenues and expenses also include miscellaneous items of income and expense resulting from transactions with other affiliates, primarily rental of facilities and equipment. The Company also paid cash dividends to its parent, Bell Atlantic.

                        Bell Atlantic - Delaware, Inc.

   Transactions with affiliates are summarized as follows:

                                          YEARS ENDED DECEMBER 31
                                         -------------------------
                                           1994     1993     1992
                                         -------  -------  -------
                                           (DOLLARS IN THOUSANDS)
Operating revenues:
 Interstate revenue sharing
  to affiliates..................        $(6,407) $(4,025) $   ---
 Other revenue from affiliates...            645      561      634
                                         -------  -------  -------
                                          (5,762)  (3,464)     634
Operating expenses:
 NSI.............................         35,957   35,439   32,904
 Bellcore........................          2,135    2,999    4,001
 Other...........................          4,303    4,284    5,607
                                         -------  -------  -------
                                          42,395   42,722   42,512

Interest income from BANFC.......            ---       62       45

Interest expense to BANFC........            657      109      129

Dividends paid to Bell Atlantic..         38,225   36,600   27,090

   Outstanding balances with affiliates are reported on the balance sheets at December 31, 1994 and 1993 as Accounts receivable - affiliates, Note payable to affiliate, and Accounts payable - affiliates.

   In 1994, NSI expenses included $697,000, representing the Company's proportionate share of separation benefit costs associated with employees of NSI. Bellcore expenses in 1994 included reimbursements of $1,088,000 from other Bellcore owners in connection with their decision to participate in the Advanced Intelligent Network (AIN) project. This project previously had been supported entirely by Bell Atlantic's network services subsidiaries, including the Company.

   In 1993, the Company's reported charge for the cumulative effect of the change in accounting for postemployment benefits included $161,000, net of a deferred income tax benefit of $106,000, representing the Company's proportionate share of NSI's accrued cost of postemployment benefits at January 1, 1993.

   On February 1, 1995, the Company declared and paid a dividend in the amount of $11,100,000 to Bell Atlantic.

                        Bell Atlantic - Delaware, Inc.

11. QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                      INCOME BEFORE
                                                      EXTRAORDINARY
                                                        ITEMS AND
                                                       CUMULATIVE
                                                    EFFECT OF CHANGE    NET
                       OPERATING       OPERATING     IN ACCOUNTING    INCOME
QUARTER ENDED          REVENUES         INCOME          PRINCIPLE     (LOSS)
-------------          ---------       ---------    ---------------  --------
                                     (DOLLARS IN THOUSANDS)
1994:
 March 31............   $ 64,952        $20,545         $11,174       $ 11,174
 June 30.............     65,534         19,115          10,280         10,280
 September 30*.......     67,063          9,496           4,887        (32,039)
 December 31.........     67,220         20,909          11,130         11,130
                        --------        -------         -------       --------
 Total...............   $264,769        $70,065         $37,471       $    545
                        ========        =======         =======       ========

1993:
 March 31**..........   $ 60,723        $15,904         $ 8,279       $  7,402
 June 30.............     61,701         18,751          10,063         10,063
 September 30........     64,399         19,935          10,495         10,495
 December 31.........     61,963         19,352          11,291         10,295
                        --------        -------         -------       --------
 Total...............   $248,786        $73,942         $40,128       $ 38,255
                        ========        =======         =======       ========

-------------
* The loss for the third quarter of 1994 includes an extraordinary charge of $36,926,000, net of an income tax benefit of $35,952,000, related to the discontinuation of regulatory accounting principles (see Note 2).

**Net income for the first quarter of 1993 includes a charge of $877,000, net of a deferred income tax benefit of $578,000, related to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (see Note 7).

                        Bell Atlantic - Delaware, Inc.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1994, 1993, and 1992
                             (Dollars in Thousands)

                                                ADDITIONS
                                           ---------------------
                                                      CHARGED
                               BALANCE AT  CHARGED    TO OTHER     CHARGED TO   BALANCE
                               BEGINNING     TO       ACCOUNTS     DEDUCTIONS   AT END
DESCRIPTION                    OF PERIOD   EXPENSES    NOTE(a)      NOTE(b)    OF PERIOD
-----------                    ---------  --------  -------------  ----------  ---------
Allowance for Uncollectible
  Accounts Receivable:

  Year 1994..................     $2,767    $3,238      $2,855      $6,092        $2,768

  Year 1993..................     $2,635    $2,407      $2,996      $5,271        $2,767

  Year 1992..................     $2,446    $2,351      $2,262      $4,424        $2,635

--------------
(a) (i) Amounts previously written off which were credited directly to this account when recovered; and (ii) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by the Company.

(b)  Amounts written off as uncollectible.

                                    EXHIBITS



                       FILED WITH ANNUAL REPORT FORM 10-K

                   UNDER THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994



                         Bell Atlantic - Delaware, Inc.



                         COMMISSION FILE NUMBER 1-7757

   Form 10-K for 1994
   File No. 1-7757
   Page 1 of 1

                                 EXHIBIT INDEX



 Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.



        Exhibit Number (Referenced to Item 601 of Regulation S-K)
        ---------------------------------------------------------

        3a Certificate of Incorporation of the registrant, as amended and restated June 17, 1987. (Exhibit 3a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1987, File No. 1-7757.)

             3a(i) Certificate of Amendment of Certificate of Incorporation, dated August 14, 1992. (Exhibit 3a(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-7757.)

             3a(ii) Certificate of Amendment of Certificate of Incorporation,
                    dated January 10, 1994 and filed January 13, 1994. (Exhibit 3a(ii) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-7757.)

        3b By-Laws of the registrant, as amended through January 27, 1994. (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-7757.)

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

        27   Financial Data Schedule.