Form 10-Q
period 1995-03-31
BELL ATLANTIC DELAWARE INC
filed 1995-05-12
CIK 28729

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ----------------

                                   FORM 10-Q

                               ----------------


         (Mark one)
            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995

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

                                ---------------



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


                                             Three months ended
                                                  March 31,
                                            --------------------
                                              1995       1994
                                            ---------  ---------
OPERATING REVENUES (including $3,483
 and $1,275 to affiliates)................   $62,870    $64,952
                                             -------    -------

OPERATING EXPENSES
  Employee costs, including benefits
   and taxes..............................    14,170     14,211
  Depreciation and amortization...........    14,651     10,556
  Other (including $12,327
   and $11,880 to affiliates).............    18,327     19,640
                                             -------    -------
                                              47,148     44,407
                                             -------    -------

OPERATING INCOME..........................    15,722     20,545

OTHER INCOME AND (EXPENSE), NET
  Allowance for funds used
   during construction....................       ---         81
  Other, net (including $0
   and $14 from affiliate)................      (100)       (82)
                                             -------    -------
                                                (100)        (1)
INTEREST EXPENSE (including $281
 and $47 to affiliate)....................     1,795      1,904
                                             -------    -------

INCOME BEFORE PROVISION FOR INCOME TAXES..    13,827     18,640
PROVISION FOR INCOME TAXES................     5,553      7,466
                                             -------    -------

NET INCOME................................   $ 8,274    $11,174
                                             =======    =======


REINVESTED EARNINGS
  At beginning of period..................   $16,564    $54,235
  Add:  net income........................     8,274     11,174
                                             -------    -------
                                              24,838     65,409
  Deduct:  dividends......................    11,100     10,060
                                             -------    -------
  At end of period........................   $13,738    $55,349
                                             =======    =======


                      See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.


                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                    ASSETS
                                    ------


                                          March 31,         December 31,
                                            1995                1994
                                          ---------         ------------
CURRENT ASSETS
  Short-term investments................   $  2,201           $    ---
  Accounts receivable:
   Customers and agents, net of
    allowances for uncollectibles of
    $3,032 and $2,768...................     33,790             32,925
   Affiliates...........................      4,381              4,403
   Other................................      1,973                974
  Material and supplies.................      2,984              1,581
  Prepaid expenses......................     10,538             11,513
  Deferred income taxes.................      1,929              1,802
  Other.................................        265                611
                                           --------           --------
                                             58,061             53,809
                                           --------           --------

PLANT, PROPERTY AND EQUIPMENT...........    714,811            688,509
  Less accumulated depreciation.........    351,196            339,173
                                           --------           --------
                                            363,615            349,336
                                           --------           --------

OTHER ASSETS............................      3,241             12,532
                                           --------           --------

TOTAL ASSETS............................   $424,917           $415,677
                                           ========           ========


                      See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.


                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------



                                                 March 31,  December 31,
                                                   1995         1994
                                                 ---------  ------------
CURRENT LIABILITIES
  Debt maturing within one year:
   Note payable to affiliate...................   $ 22,702      $ 12,038
  Accounts payable:
   Affiliates..................................     23,794        24,150
   Other.......................................     20,030        34,116
  Accrued expenses:
   Taxes.......................................     12,250         1,648
   Other.......................................     13,089        10,985
  Advance billings and customer deposits.......     13,378        11,976
                                                  --------      --------
                                                   105,243        94,913
                                                  --------      --------

LONG-TERM DEBT.................................    101,129       101,123
                                                  --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...................     50,423        49,632
                                                  --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................     14,247        15,256
  Unamortized investment tax credits...........      4,023         4,193
  Other........................................     17,672        15,554
                                                  --------      --------
                                                    35,942        35,003
                                                  --------      --------

SHAREOWNER'S INVESTMENT
  Common stock, $25 par value per share........    118,442       118,442
   Authorized shares:  5,262,280
   Outstanding shares: 4,737,686
  Reinvested earnings..........................     13,738        16,564
                                                  --------      --------
                                                   132,180       135,006
                                                  --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..   $424,917      $415,677
                                                  ========      ========



                      See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.


                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                   Three months ended
                                                         March 31,
                                                   -------------------
                                                     1995       1994
                                                   --------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES ........  $35,334    $16,113
                                                    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in short-term investments............   (2,201)       ---
  Additions to plant, property and equipment......  (28,919)    (7,388)
  Other, net......................................     (222)        58
                                                    -------    -------
Net cash used in investing activities.............  (31,342)    (7,330)
                                                    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in note payable to affiliate.........   10,664       (351)
  Dividends paid..................................  (11,100)   (10,060)
  Net change in outstanding checks drawn
    on controlled disbursement accounts...........   (3,556)     1,315
                                                    -------    -------
Net cash used in financing activities.............   (3,992)    (9,096)
                                                    -------    -------

NET CHANGE IN CASH ...............................      ---       (313)


CASH, BEGINNING OF PERIOD ........................      ---        313
                                                    -------    -------

CASH, END OF PERIOD .............................. $    ---   $    ---
                                                    =======    =======


                      See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

  The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Delaware, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1994 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Effective August 1, 1994, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulations."

2.  Dividend

  On May 1, 1995, the Company declared and paid a dividend in the amount of $7,000,000 to Bell Atlantic Corporation.

3.  Reclassifications

  Certain reclassifications of prior year's data have been made to conform to 1995 classifications.

                        Bell Atlantic - Delaware, Inc.


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

  The Company reported net income for the first quarter of 1995 of $8,274,000, compared to net income of $11,174,000 for the same period in 1994.

  Major items affecting the comparison of operating results for the three month period ended March 31, 1995, versus the three month period ended March 31, 1994, are discussed in the following sections.



OPERATING REVENUES
- ------------------

For the Three Months Ended March 31          1995         1994
- -----------------------------------------------------------------
                                           (Dollars in Thousands)
Transport Services
   Local service                            $24,292      $23,330
   Network access                            14,219       15,972
   Toll service                               7,794        9,711
Ancillary Services
   Directory advertising                      8,085        7,540
   Other                                        804        1,161
Value-added Services                          7,676        7,238
                                            -------      -------
Total                                       $62,870      $64,952
                                            =======      =======


TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                       Percentage
                                                        Increase
                                         1995    1994  (Decrease)
- -----------------------------------------------------------------
At March 31
- -----------
  Access Lines in Service (In thousands)
    Residence                             308    300       2.7%
    Business                              165    157       5.1
    Public                                  6      6         -
                                          ---    ---
                                          479    463       3.5
                                          ===    ===

For the Three Month Period Ended March 31
- -----------------------------------------
  Access Minutes of Use (In millions)
    Interstate                            389    358       8.7
    Intrastate                             13      8      62.5
                                          ---    ---
                                          402    366       9.8
                                          ===    ===
  Toll Messages (In thousands)
    Intrastate                          7,786  8,202      (5.1)
    Interstate                          6,166  6,402      (3.7)
                                        -----  -----
                                       13,952 14,604      (4.5)
                                       ====== ======

                        Bell Atlantic - Delaware, Inc.


LOCAL SERVICE REVENUES

  Dollars in Thousands                               Increase
================================================================================
  Three Months                                       $   962    4.1%
================================================================================

  Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

  Local service revenues increased in 1995 due primarily to a 3.5% growth in the number of access lines in service, higher usage of basic calling services by residence customers and increased usage and data transport by business customers. This growth was partially offset by the effect of storm-driven usage experienced in the first quarter of 1994.


NETWORK ACCESS REVENUES

  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $(1,753)   (11.0)%
================================================================================

  Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long-distance services to IXCs' customers and from end-user subscribers. Switched access service revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by IXCs and end-users who have private networks, and end-user access revenues are earned from local exchange carrier customers who pay for access to the network.

  Network access revenues decreased in 1995 due to the effect of price reductions and the recognition of the Company's obligations under the Federal Communications Commission's (FCC) current price cap order. See "Competitive and Regulatory Environment - Federal Regulation" for a discussion of FCC interstate access revenue issues. Also contributing to the decrease was lower revenues recognized through an interstate revenue sharing agreement with affiliated companies. Bell Atlantic made certain modifications to the calculation of the Company's portion of the interstate revenue sharing arrangement with affiliated companies, effective January 1, 1995. This change is expected to reduce network access revenues by approximately $12 million annually.

  Higher customer demand for access services as reflected by a 9.8% growth in access minutes of use, as well as growth in revenues from end-user charges attributable to increasing access lines in service and increased demand for digital data transport services partially offset these decreases. Reported growth in access minutes of use and revenues was negatively impacted by storm-related calling volumes experienced in the first quarter of 1994.


TOLL SERVICE REVENUES

  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $(1,917)   (19.7)%
================================================================================

  Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services and Wide Area Telephone Service (WATS).

  The decrease in toll service revenues was caused by price reductions on certain toll services and a decline of 4.5% in toll message volumes. The decline in toll message volumes was due to the effect of storm-driven usage experienced in the first quarter of 1994 and increased competition for intraLATA toll and WATS services. The Company expects that competition will continue to negatively impact toll service revenues in 1995, relative to 1994 levels.

                        Bell Atlantic - Delaware, Inc.

DIRECTORY ADVERTISING REVENUES

  Dollars in Thousands                               Increase
================================================================================
  Three Months                                       $   545    7.2%
================================================================================

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


OTHER ANCILLARY SERVICES REVENUES

  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $  (357)  (30.7)%
================================================================================

  Other ancillary services include billing and collection services provided to IXCs, and facilities rental services provided to affiliates and non-affiliates.

  Other ancillary services revenues decreased principally due to a decline in rental revenues from non-affiliates.


VALUE-ADDED SERVICES REVENUES

  Dollars in Thousands                               Increase
================================================================================
  Three Months                                       $   438    6.1%
================================================================================

  Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

  Continued growth in the network customer base (access lines) and higher demand by residence customers for value-added central office and voice messaging services increased value-added services revenues in the first quarter of 1995. Increased demand and higher rates for optional wire maintenance services also contributed to the increase in value-added services revenues.


OPERATING EXPENSES
- ------------------


For the Three Months Ended March 31              1995     1994
- ---------------------------------------------------------------------
                                             (Dollars in Thousands)
Employee costs, including benefits and taxes    $14,170  $14,211
Depreciation and amortization                    14,651   10,556
Other operating expenses                         18,327   19,640
                                                -------  -------
Total                                           $47,148  $44,407
                                                =======  =======

EMPLOYEE COSTS

  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $   (41)    (.3)%
================================================================================

  Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized

                        Bell Atlantic - Delaware, Inc.

services on a contract basis, are allocated to the Company and are included in other operating expenses.

  The decline in employee costs was principally due to a decrease in overtime pay and repair and maintenance activity, both of which were higher in the first quarter of 1994 as a result of unusually severe weather conditions. These reductions were partially offset by annual salary and wage increases for management and associate employees, effective April and August 1994, respectively. Associate employee wage increases were determined under a contract ratified in October 1992 by the union representing associate employees of the Company. Such contract will expire in August 1995.


DEPRECIATION AND AMORTIZATION

  Dollars in Thousands                               Increase
================================================================================
  Three Months                                       $ 4,095   38.8%
================================================================================

  Depreciation and amortization increased due to the effects of higher rates of depreciation and growth in depreciable telephone plant. The higher depreciation rates resulted principally from the discontinued application of regulatory accounting principles, effective August 1, 1994. The composite depreciation rate was 8.6% for the first quarter of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.


OTHER OPERATING EXPENSE

  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $(1,313)   (6.7)%
================================================================================

  Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

  The decrease in other operating expenses was largely attributable to lower contracted services and the effect of the severe winter storms in the first quarter of 1994. A decrease in the provision for uncollectible accounts receivable also contributed to the lower other operating expense in the first quarter of 1995.

  These decreases were partially offset by higher costs allocated from NSI, primarily as a result of increased rent expense, as well as additional costs incurred in that organization to enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries, including the Company.


OTHER INCOME AND (EXPENSE), NET

  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $   (99)
================================================================================

  The change in other income and (expense), net was largely attributable to a reduction in income related to the allowance for funds used during construction.

  Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.

                        Bell Atlantic - Delaware, Inc.

INTEREST EXPENSE

  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $  (109)   (5.7)%
================================================================================

  Interest expense decreased principally due to the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles. Partially offsetting this decrease was additional expense resulting from higher levels of average short-term debt and higher interest rates in the first quarter of 1995.


PROVISION FOR INCOME TAXES

  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $(1,913)  (25.6)%
================================================================================

EFFECTIVE INCOME TAX RATES

For the Three Months Ended March 31

================================================================================
  1995                                               40.2%
================================================================================
  1994                                               40.1%
================================================================================

  The Company's effective income tax rate was slightly higher in the first quarter of 1995 due principally to the effect of the reduction in the amortization of investment tax credits as a result of the discontinued application of regulatory accounting principles in August 1994.


COMPETITIVE AND REGULATORY ENVIRONMENT
- --------------------------------------

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

  The Company's telecommunications business is subject to competition from numerous sources. An increasing amount of this competition is from companies that have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. The entry of well-financed competitors has the potential to adversely affect multiple revenue streams of the Company, including toll, local exchange and network access services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend, in part, on the competitors' success in marketing these services, and the conditions established by regulatory authorities. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

  The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements and by reducing its cost structure through efficiency and productivity initiatives. In addition, the Company continues to seek growth opportunities in businesses where it possesses core competencies.

  Federal Regulation

  Legislation has been introduced in the current session of the United States Congress that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide interLATA services upon meeting certain

                        Bell Atlantic - Delaware, Inc.

conditions. No definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.

  On April 28, 1995, the U.S. District Court, which administers the Modification of Final Judgment (MFJ), granted the Regional Bell Operating Companies' (RBOCs) joint motion for a waiver of the MFJ permitting them to provide interLATA wireless telecommunications services. The Court's decision contained a number of restrictions limiting the extent and manner in which the RBOCs may provide interLATA wireless services. While Bell Atlantic plans to comply with the requirements of the Court's decision so that it may provide the services authorized therein, it has appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit.

  In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit of Bell Atlantic's network services subsidiaries' 1988 and first quarter 1989 reported adjustments to the National Exchange Carrier Association (NECA) interstate common line pool. On May 2, 1995, Bell Atlantic filed its response to the Show Cause Order, asserting that there is no legal basis for the FCC to institute enforcement proceedings with respect to these findings. Resolution of this matter is expected later in 1995.

  FCC Interim Price Cap Orders

  On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access rates. The Interim Plan, which is effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

  Under the Interim Plan, the Company's Price Cap Index must be reduced by a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan provides for increases to the Price Cap Indices for inflation, 2.9% effective August 1, 1995, based on the increase in the GDP-PI. The Interim Plan also eliminated the recovery of certain "exogenous" cost changes including changes in accounting costs that the FCC believes have no economic consequences.

  On March 30, 1995, the FCC also adopted an Order relating to the Price Cap Plan requiring local exchange carriers to include in their calculation of interstate earnings an adjustment to add back to revenues the amounts that were required to be shared with ratepayers. This adjustment, which is effective for 1994 and subsequent years, increased 1994 calculated interstate returns for the purpose of determining the prior years sharing amounts that will be reflected in rate reductions that become effective August 1, 1995.

  On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Orders. In the filing, Bell Atlantic selected the 5.3% productivity factor for the August 1995 to June 1996 tariff period.
The rates included in the May 9, 1995 filing result in price decreases for the Company totaling approximately $8,700,000 on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $2,800,000 on an annualized basis that is in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $5,900,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that the earnings impact of these price decreases will be substantially mitigated by volume increases and cost reductions that result from improved productivity.

  Bell Atlantic has appealed the Orders with the D.C. Circuit Court of Appeals and has petitioned the FCC for a stay of certain aspects of the Orders pending the results of the appeals.

                        Bell Atlantic - Delaware, Inc.

  State Regulation

  The communications services of the Company are subject to regulation by the Delaware Public Service Commission (the PSC) with respect to intrastate rates and services and other matters.

  In March 1994, the Company elected to be regulated under the Telecommunications Technology Investment Act (the Act) pursuant to which the prices of competitive services will not be tariffed, price increases for discretionary services will be limited to 15% annually, basic local service rate increases will be limited to inflation minus 3%, and profits will not be regulated.

  The PSC has initiated a rulemaking docket to develop regulations for the implementation of the Act. Public hearings were held in March 1995, with a PSC decision expected during the third quarter of 1995.

  The PSC is currently conducting a proceeding to examine issues regarding intrastate intraLATA toll competition, including whether to authorize presubscription and dialing parity ("1+ dialing") for intrastate toll competitors, and if so, under what terms and conditions. Currently, intraLATA toll calls default to the Company unless the customer dials a five-digit access code to use an alternate carrier. Presubscription would enable customers to make intrastate intraLATA toll calls using the carrier of their choice without having to dial a five-digit access code. The Company's ability to offset such competition will depend, in part, upon the terms and conditions under which presubscription for intrastate intraLATA toll services may be authorized. Management believes that intrastate presubscription, if implemented without adequate compensation and regulatory relief, could have a material effect on the Company's financial condition and results of operations. A decision on this proceeding is expected in the second quarter of 1995.


OTHER MATTERS
- -------------

  Environmental Issues

  The Company is subject to a number of environmental proceedings as a result of its operations and shared liability provisions in the Plan of Reorganization related to the Modification of Final Judgment. Certain of these environmental matters relate to Superfund sites for which the Company has been designated as a potentially responsible party by the U.S. Environmental Protection Agency or joined as a third-party defendant in pending Superfund litigation. Such designation or joinder subjects the Company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

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

FINANCIAL CONDITION
- -------------------

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

  As of March 31, 1995, the Company had $17,300,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation.

  The Company's debt ratio was 48.4% at March 31, 1995, compared to 45.6% at December 31, 1994.

                        Bell Atlantic - Delaware, Inc.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


Item 6.  Exhibits and Reports on Form 8-K


         (a) Exhibits:

             Exhibit Number

             27 Financial Data Schedule.


         (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1995.

                        Bell Atlantic - Delaware, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 BELL ATLANTIC - DELAWARE, INC.



Date: May 11, 1995               By  /s/ John J. Parker
                                    --------------------------------------
                                         John J. Parker
                                         Controller and Treasurer



   UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 1995.