Form 10-Q
period 1995-06-30
BELL ATLANTIC DELAWARE INC
filed 1995-08-11
CIK 28729

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               --------------

                                 FORM 10-Q

                               --------------


           (Mark one)
              [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                              For the quarterly period ended June 30, 1995

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


                               --------------


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
                            (Dollars in Thousands)

                                                              Three months ended      Six months ended
                                                                   June 30,               June 30,
                                                             -------------------    --------------------
                                                                1995       1994        1995        1994
                                                             --------   --------    --------    --------
OPERATING REVENUES (including $3,545, $1,237,
  $7,028 and $2,512 to affiliates).....................      $ 66,414   $ 65,534    $129,284    $130,486
                                                             --------   --------    --------    --------

OPERATING EXPENSES
  Employee costs, including benefits and taxes.........        14,210     14,079      28,380      28,290
  Depreciation and amortization........................        14,893     10,774      29,544      21,330
  Other (including $13,241, $12,125, $25,568
    and $24,005 to affiliates).........................        20,168     21,566      38,495      41,206
                                                             --------   --------    --------    --------
                                                               49,271     46,419      96,419      90,826
                                                             --------   --------    --------    --------

OPERATING INCOME.......................................        17,143     19,115      32,865      39,660

OTHER INCOME (EXPENSE), NET
  Allowance for funds used during construction.........           ---         99         ---         180
  Other, net...........................................           (54)       (81)       (154)       (163)
                                                             --------   --------    --------    --------
                                                                  (54)        18        (154)         17
INTEREST EXPENSE (including $423, $164, $704
  and $211 to affiliate)...............................         2,083      2,160       3,878       4,064
                                                             --------   --------    --------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES...............        15,006     16,973      28,833      35,613
PROVISION FOR INCOME TAXES.............................         5,953      6,693      11,506      14,159
                                                             --------   --------    --------    --------

NET INCOME.............................................      $  9,053   $ 10,280    $ 17,327    $ 21,454
                                                             ========   ========    ========    ========


REINVESTED EARNINGS
  At beginning of period...............................      $ 13,738   $ 55,349    $ 16,564    $ 54,235
  Add:  net income.....................................         9,053     10,280      17,327      21,454
                                                             --------   --------    --------    --------
                                                               22,791     65,629      33,891      75,689
  Deduct:  dividends...................................         7,000     10,700      18,100      20,760
                                                             --------   --------    --------    --------
  At end of period.....................................      $ 15,791   $ 54,929    $ 15,791    $ 54,929
                                                             ========   ========    ========    ========



                      See Notes to Financial Statements.

                         Bell Atlantic - Delaware, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                    June 30,     December 31,
                                                      1995           1994
                                                    --------     ------------
CURRENT ASSETS
  Short-term investments........................    $  1,648         $    ---
  Accounts receivable:
   Customers and agents, net of allowances for
     uncollectibles of $3,035 and $2,768........      33,655           32,925
   Affiliates...................................       1,549            4,403
   Other........................................       1,741              974
  Material and supplies.........................       2,703            1,581
  Prepaid expenses..............................       8,815           11,513
  Deferred income taxes.........................       2,025            1,802
  Other.........................................         362              611
                                                    --------         --------
                                                      52,498           53,809
                                                    --------         --------

PLANT, PROPERTY AND EQUIPMENT...................     725,622          688,509
  Less accumulated depreciation.................     359,311          339,173
                                                    --------         --------
                                                     366,311          349,336
                                                    --------         --------

OTHER ASSETS....................................       4,810           12,532
                                                    --------         --------

TOTAL ASSETS....................................    $423,619         $415,677
                                                    ========         ========



                       See Notes to Financial Statements.

                         Bell Atlantic - Delaware, Inc.


                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                  June 30,   December 31,
                                                    1995         1994
                                                 ----------  ------------
CURRENT LIABILITIES
  Debt maturing within one year:
   Note payable to affiliate...................    $ 32,926      $ 12,038
  Accounts payable:
   Affiliates..................................      22,871        24,150
   Other.......................................      19,804        34,116
  Accrued expenses:
   Taxes.......................................       3,571         1,648
   Other.......................................      11,748        10,985
  Advance billings and customer deposits.......      10,081        11,976
                                                   --------      --------
                                                    101,001        94,913
                                                   --------      --------

LONG-TERM DEBT.................................     101,135       101,123
                                                   --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...................      51,186        49,632
                                                   --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................      13,279        15,256
  Unamortized investment tax credits...........       3,853         4,193
  Other........................................      18,932        15,554
                                                   --------      --------
                                                     36,064        35,003
                                                   --------      --------

SHAREOWNER'S INVESTMENT
  Common stock , $25 par value per share.......     118,442       118,442
   Authorized shares:   5,262,280
   Outstanding shares:  4,737,686
  Reinvested earnings..........................      15,791        16,564
                                                   --------      --------
                                                    134,233       135,006
                                                   --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..    $423,619      $415,677
                                                   ========      ========



                      See Notes to Financial Statements.

                         Bell Atlantic - Delaware, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                      Six months ended
                                                          June 30,
                                                   --------------------
                                                      1995        1994
                                                   --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.....     $ 50,595    $ 23,311
                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in short-term investments........       (1,648)        ---
  Additions to plant, property and equipment..      (47,478)    (23,834)
  Other, net..................................          422         338
                                                   --------    --------
Net cash used in investing activities.........      (48,704)    (23,496)
                                                   --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in note payable to affiliate.....       20,888      19,195
  Dividends paid..............................      (18,100)    (20,760)
  Net change in outstanding checks drawn
   on controlled disbursement accounts........       (4,679)      1,437
                                                   --------    --------
Net cash used in financing activities.........       (1,891)       (128)
                                                   --------    --------

NET CHANGE IN CASH............................          ---        (313)

CASH, BEGINNING OF PERIOD.....................          ---         313
                                                   --------    --------

CASH, END OF PERIOD...........................     $    ---    $    ---
                                                   ========    ========


                      See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Delaware, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1994 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Effective August 1, 1994, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

2.   Dividend

     On August 1, 1995, the Company declared and paid a dividend in the amount of $5,000,000 to Bell Atlantic Corporation.

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


RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first six months of 1995 of $17,327,000, compared to net income of $21,454,000 for the same period in 1994.

     Major items affecting the comparison of results for the six month period ended June 30, 1995, versus the six month period ended June 30, 1994, are discussed in the following sections.


OPERATING REVENUES
- ------------------


For the Six Months Ended June 30                                 1995                  1994
- ---------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
Transport Services
   Local service...............................               $ 48,224              $ 47,210
   Network access..............................                 30,376                31,707
   Toll service................................                 16,240                19,287
Ancillary Services
   Directory advertising.......................                 16,210                15,340
   Other.......................................                  2,321                 2,491
Value-added Services...........................                 15,913                14,451
                                                              --------              --------
Total..........................................               $129,284              $130,486
                                                              ========              ========
TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                                                   Percentage
                                                                                     Increase
                                                   1995           1994              (Decrease)
- ---------------------------------------------------------------------------------------------
At June 30
- ----------
  Access Lines in Service (In thousands)
    Residence..................................     311            302                    3.0%
    Business...................................     168            158                    6.3
    Public.....................................       6              6                      -
                                                    ---            ---
                                                    485            466                    4.1
                                                    ===            ===

For the Six Month Period Ended June 30
- --------------------------------------
  Access Minutes of Use (In millions)
    Interstate.................................     795            739                    7.6
    Intrastate.................................      29             19                   52.6
                                                    ---            ---
                                                    824            758                    8.7
                                                    ===            ===

  Toll Messages (In thousands)
    Intrastate.................................  16,240         16,711                   (2.8)
    Interstate.................................  12,490         12,690                   (1.6)
                                                 ------       --------
                                                 28,730         29,401                   (2.3)
                                                 ======       ========

                         Bell Atlantic - Delaware, Inc.


LOCAL SERVICE REVENUES

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                      $ 1,014         2.1%
- --------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Local service revenues increased due primarily to a 4.1% growth in the number of access lines in service.


NETWORK ACCESS REVENUES

     (Dollars in Thousands)       (Decrease)
- --------------------------------------------------------------------------------
     Six Months                    $ (1,331)        (4.2)%
- --------------------------------------------------------------------------------

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

     Network access revenues decreased principally due to lower revenues recognized through an interstate revenue sharing agreement with affiliated companies and price reductions in effect from July 1, 1994 to July 31, 1995. Further, reported growth in access minutes of use and revenues in the first half of 1995 was negatively impacted by higher storm-related calling volumes experienced in the first quarter of 1994.

     The decrease in revenues was partially offset by higher customer demand for access services as reflected by a 8.7% growth in access minutes of use, as well as growth in revenues from end-user charges attributable to increasing access lines in service. Increased demand for digital data transport services also contributed to growth in access revenues. Revenues in the first half of 1995 were also positively impacted by a temporary interstate rate increase that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs.

     Effective August 1, 1995, the Company implemented price decreases of approximately $8,700,000 on an annual basis, principally for interstate access services, in connection with the Federal Communications Commission's (FCC) Interim Price Cap Order. These price decreases include the scheduled expiration of a temporary rate increase of approximately $2,800,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $5,900,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases. As a result of the selection of a 5.3% Productivity Factor under the Interim Plan, the Company is no longer required to share a portion of its interstate earnings. See "Competitive and Regulatory Environment - Federal Regulation" for a further discussion of FCC interstate access revenue issues.


TOLL SERVICE REVENUES

     (Dollars in Thousands)       (Decrease)
- --------------------------------------------------------------------------------
     Six Months                    $ (3,047)       (15.8)%
- --------------------------------------------------------------------------------

     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services and Wide Area Telephone Service (WATS).

     The decrease in toll service revenues was caused by a decline in toll message volumes and price reductions on certain toll services. Toll message volumes for the six month period ended June 30, 1995 decreased 2.3% over the comparable period last year. The decrease in toll messages was due primarily to increased competition for intraLATA toll services. The effect of

                         Bell Atlantic - Delaware, Inc.


storm-related usage experienced in the first quarter of 1994 further impacted volume growth. The Company expects the effect of competition will have less of a negative impact on toll service revenues for the remainder of 1995, relative to 1994 levels.


DIRECTORY ADVERTISING REVENUES

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                      $   870         5.7%
- --------------------------------------------------------------------------------

     Directory advertising revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Page directories. Other directory advertising services include database and foreign directory marketing.

     Growth in directory advertising revenues was due primarily to higher rates charged for these services. Changes in billing procedures and lower customer claims and disconnects further boosted directory services revenues in the first half of 1995. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

     (Dollars in Thousands)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                      $   (170)       (6.8)%
- --------------------------------------------------------------------------------

     Other ancillary services include billing and collection services provided to IXCs and facilities rental services provided to affiliates and non-affiliates.

     Other ancillary services revenues decreased principally due to a decline in pole attachment rental revenues.


VALUE-ADDED SERVICES REVENUES

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                      $ 1,462        10.1%
- --------------------------------------------------------------------------------

     Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

     Continued growth in the network customer base (access lines) and higher demand by residence customers for certain value-added central office and voice messaging services offered by the Company increased value-added services revenues in the first half of 1995. Increased demand and higher rates for optional wire maintenance plans also contributed to the revenue growth in the first half of 1995.

                         Bell Atlantic - Delaware, Inc.


OPERATING EXPENSES
- ------------------

For the Six Months Ended June 30                        1995              1994
- --------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
Employee costs, including benefits and taxes..        $28,380           $28,290
Depreciation and amortization.................         29,544            21,330
Other operating expenses......................         38,495            41,206
                                                      -------           -------
Total.........................................        $96,419           $90,826
                                                      =======           =======


EMPLOYEE COSTS

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                     $     90          .3%
- --------------------------------------------------------------------------------

     Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

     Employee costs increased slightly during the first half of 1995 due principally to higher benefit costs for active and retired employees. This increase was offset, in part, by lower salary and wage costs. Salary and wage costs decreased in the first half of 1995 due to reduced overtime pay and repair and maintenance activity, both of which were higher in the first quarter of 1994 due to unusually severe weather conditions.

     The contract with the Company's union, the Communications Workers of America (CWA), expired on August 5, 1995. As of August 7, 1995, the CWA has not called a strike and the Company continues to make work available to associate employees represented by the CWA at the same wages and benefits as under the expired contract until further notice.


DEPRECIATION AND AMORTIZATION

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                      $ 8,214        38.5%
- --------------------------------------------------------------------------------

     Depreciation and amortization increased due to the effects of higher rates of depreciation and growth in depreciable telephone plant. The higher depreciation rates resulted principally from the discontinued application of regulatory accounting principles, effective August 1, 1994. The composite depreciation rate was 8.6% for the first half of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.


OTHER OPERATING EXPENSES

     (Dollars in Thousands)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                     $ (2,711)       (6.6)%
- --------------------------------------------------------------------------------

     Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

     The decrease in other operating expenses was attributable to a combination of lower costs for contracted labor and engineering, materials and supplies, rent, and directory production. A decrease in the provision for uncollectible accounts receivable also contributed to lower other operating expenses in the first half of 1995.

     These decreases were partially offset by higher centralized services costs allocated from NSI, primarily as a result of increased advertising and employee costs, as well as additional costs incurred in that organization to enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries.

                         Bell Atlantic - Delaware, Inc.


OTHER INCOME (EXPENSE), NET

     (Dollars in Thousands)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                     $   (171)
- --------------------------------------------------------------------------------

     The change in other income (expense), net, was largely attributable to a reduction in income related to the allowance for funds used during construction.

     Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.


INTEREST EXPENSE

     (Dollars in Thousands)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                     $   (186)       (4.6)%
- --------------------------------------------------------------------------------

     Interest expense decreased principally due to the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles, effective August 1, 1994. Partially offsetting this decrease was additional expense resulting from higher levels of average short-term debt and higher interest rates in the first six months of 1995.


PROVISION FOR INCOME TAXES

     (Dollars in Thousands)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                     $ (2,653)      (18.7)%
- --------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

For the Six Months Ended June 30
- --------------------------------------------------------------------------------
     1995                               39.9%
- --------------------------------------------------------------------------------
     1994                               39.8%
- --------------------------------------------------------------------------------

     The Company's effective income tax rate was slightly higher in the first half of 1995 principally due to the reduction in the amortization of investment tax credits as a result of the discontinued application of regulatory accounting principles in August 1994.


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

     The Company's telecommunications business is subject to competition from numerous sources. An increasing amount of this competition is from companies that have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. The entry of well-financed competitors has the potential to adversely affect multiple revenue streams of the Company, including toll, local exchange and network access services in the markets and geographical areas in which the competitors operate. The amount of revenue reductions will depend, in part, on the competitors' success in marketing these services and the conditions established by regulatory authorities. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

                         Bell Atlantic - Delaware, Inc.


     The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements, by seeking comparable regulatory treatment and by reducing its cost structure through efficiency and productivity initiatives.

     Federal Regulation

     On August 4, 1995, the U.S. House of Representatives passed a bill which includes provisions that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide interLATA services and engage in manufacturing upon meeting certain conditions. The Senate passed a similar bill in June of 1995. A conference committee is expected to work through the differences between the two bills in September and October of 1995. No definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.

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

     FCC Interim Price Cap Orders

     On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access charges. The Interim Plan, which was effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

     Under the Interim Plan, the Company's Price Cap Index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminates the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

     On March 30, 1995, the FCC also adopted an Order relating to the Price Cap Plan requiring local exchange carriers to include in their calculation of interstate earnings an adjustment to add back to revenues the amounts that were required to be shared with ratepayers in the prior year. This adjustment, which is effective for determination of sharing relating to earnings for 1994 and subsequent years, increased 1994 calculated interstate returns for the purpose of determining sharing amounts that were reflected in rate reductions that became effective August 1, 1995.

     On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Orders. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period.
The rates included in the May 9, 1995 filing resulted in price decreases for the Company totaling approximately $8,700,000 on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $2,800,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $5,900,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases.

     Bell Atlantic appealed the Orders to the Court of Appeals for the D.C. Circuit and petitioned the Court for a stay of certain aspects of the Orders pending the results of the appeals. On July 31, 1995, the Court of Appeals denied the Company's request for a stay.

                         Bell Atlantic - Delaware, Inc.


     State Regulation

     The communications services of the Company are subject to regulation by the Delaware Public Service Commission (the PSC) with respect to intrastate rates and services and other matters.

     In March 1994, the Company elected to be regulated under the Telecommunications Technology Investment Act (the Act) pursuant to which the prices of competitive services will not be tariffed, price increases for discretionary services will be limited to 15% annually, basic service rate increases will be limited to inflation minus 3%, and profits will not be regulated.

     The PSC has initiated a rulemaking docket to develop regulations for the implementation of the Act. Public hearings were held in March 1995, with a PSC decision expected during the third quarter of 1995.

     The PSC is currently conducting a proceeding to examine issues regarding intrastate intraLATA toll competition, including whether to authorize presubscription and dialing parity ("1+ dialing") for intrastate toll competitors, and if so, under what terms and conditions. Currently, intraLATA toll calls default to the Company unless the customer dials a five-digit access code to use an alternate carrier. Presubscription would enable customers to make intrastate intraLATA toll calls using the carrier of their choice without having to dial a five-digit access code. The Company's ability to offset such competition will depend, in part, upon the terms and conditions under which presubscription for intrastate intraLATA toll services may be authorized. Management believes that intrastate presubscription, if implemented without adequate compensation and regulatory relief, could have a material effect on the Company's financial condition and results of operations. A decision on this proceeding is expected in the third quarter of 1995.


OTHER MATTERS
- -------------

     Environmental Issues

     The Company is subject to a number of environmental proceedings as a result of its operations and shared liability provisions in the Plan of Reorganization related to the MFJ. Certain of these environmental matters relate to a Superfund site for which the Company has been joined as a third-party defendant in pending Superfund litigation. Such joinder subjects the Company to potential liability for costs relating to cleanup of the affected site. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

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

     As of June 30, 1995, the Company had $7,100,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation.

     The Company's debt ratio was 50.0% at June 30, 1995, compared to 45.6% at December 31, 1994.

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


Item 6.  Exhibits and Reports on Form 8-K


           (a) Exhibits:

               Exhibit Number

               27   Financial Data Schedule.

           (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1995.

                         Bell Atlantic - Delaware, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       BELL ATLANTIC - DELAWARE, INC.


Date: August 10, 1995                  By  /s/ John J. Parker
                                         ----------------------------
                                               John J. Parker
                                               Controller and Treasurer



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 1995.