Form 10-Q
period 1995-09-30
BELL ATLANTIC DELAWARE INC
filed 1995-11-13
CIK 28729

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                         ----------------------------

                                   FORM 10-Q

                         ----------------------------


       (Mark one)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1995

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

                        -------------------------------


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
                            (Dollars in Thousands)



                                                        Three months ended       Nine months ended
                                                             September 30,          September 30,
                                                        ---------------------    -------------------
                                                           1995      1994         1995       1994
                                                        ---------  ----------    ---------   -------
OPERATING REVENUES (including $3,625, $1,219,
  $10,653 and $3,731 to affiliates)...................    $ 66,944   $ 67,063    $196,228   $197,549
                                                          --------   --------    --------   --------

OPERATING EXPENSES
  Employee costs, including benefits and taxes........      14,735     17,466      43,115     45,756
  Depreciation and amortization.......................      14,122     18,572      43,666     39,902
  Other (including $14,643, $12,797, $40,211
    and $36,802 to affiliates)........................      22,369     21,529      60,864     62,735
                                                          --------   --------    --------   --------
                                                            51,226     57,567     147,645    148,393
                                                          --------   --------    --------   --------

OPERATING INCOME......................................      15,718      9,496      48,583     49,156

OTHER INCOME (EXPENSE), NET
  Allowance for funds used during construction........         ---         36         ---        216
  Other, net..........................................        (164)      (185)       (318)      (348)
                                                          --------   --------    --------   --------
                                                              (164)      (149)       (318)      (132)
INTEREST EXPENSE (including $441, $230, $1,145
  and $441 to affiliate)..............................       1,886      2,031       5,764      6,095
                                                          --------   --------    --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES
  AND EXTRAORDINARY ITEM..............................      13,668      7,316      42,501     42,929
PROVISION FOR INCOME TAXES............................       5,488      2,429      16,994     16,588
                                                          --------   --------    --------   --------

INCOME BEFORE EXTRAORDINARY ITEM......................       8,180      4,887      25,507     26,341

EXTRAORDINARY ITEM
  Discontinuation of Regulatory Accounting Principles,
    Net of Tax........................................         ---    (36,926)        ---    (36,926)
                                                          --------   --------    --------   --------

NET INCOME (LOSS).....................................    $  8,180   $(32,039)   $ 25,507   $(10,585)
                                                          ========   ========    ========   ========


REINVESTED EARNINGS
  At beginning of period..............................    $ 15,791   $ 54,929    $ 16,564   $ 54,235
  Add:  net income (loss).............................       8,180    (32,039)     25,507    (10,585)
                                                          --------   --------    --------   --------
                                                            23,971     22,890      42,071     43,650
  Deduct:  dividends..................................       5,000      9,765      23,100     30,525
           other changes..............................          12        ---          12        ---
                                                          --------   --------    --------   --------
  At end of period....................................    $ 18,959   $ 13,125    $ 18,959   $ 13,125
                                                          ========   ========    ========   ========



                      See Notes to Financial Statements.

                         Bell Atlantic - Delaware, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                    ASSETS
                                    ------


                                                  September 30,  December 31,
                                                      1995           1994
                                                  -------------  ------------

CURRENT ASSETS
  Short-term investments........................       $    728      $     --
  Accounts receivable:
   Customers and agents, net of allowances for
     uncollectibles of $2,895 and $2,768........         39,151        32,925
   Affiliates...................................          1,517         4,403
   Other........................................          1,076           974
  Material and supplies.........................          2,883         1,581
  Prepaid expenses..............................         16,989        11,513
  Deferred income taxes.........................          1,911         1,802
  Other.........................................            449           611
                                                       --------      --------
                                                         64,704        53,809
                                                       --------      --------

PLANT, PROPERTY AND EQUIPMENT...................        721,302       688,509
  Less accumulated depreciation.................        356,810       339,173
                                                       --------      --------
                                                        364,492       349,336
                                                       --------      --------

OTHER ASSETS....................................          3,110        12,532
                                                       --------      --------

TOTAL ASSETS....................................       $432,306      $415,677
                                                       ========      ========




                       See Notes to Financial Statements.

                         Bell Atlantic - Delaware, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


                                                 September 30,  December 31,
                                                     1995           1994
                                                 -------------  ------------

CURRENT LIABILITIES
  Debt maturing within one year:
   Note payable to affiliate...................      $ 33,558       $ 12,038
  Accounts payable and accrued liabilities:
   Affiliates..................................        23,322         24,150
   Taxes.......................................           832          1,648
   Other.......................................        35,286         45,101
  Advance billings and customer deposits.......         9,334         11,976
                                                     --------       --------
                                                      102,332         94,913
                                                     --------       --------

LONG-TERM DEBT.................................       101,141        101,123
                                                     --------       --------

EMPLOYEE BENEFIT OBLIGATIONS...................        52,080         49,632
                                                     --------       --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................        16,458         15,256
  Unamortized investment tax credits...........         3,682          4,193
  Other........................................        19,212         15,554
                                                     --------       --------
                                                       39,352         35,003
                                                     --------       --------

SHAREOWNER'S INVESTMENT
  Common stock, $25 par value per share.......        118,442        118,442
   Authorized shares:   5,262,280
   Outstanding shares:  4,737,686
  Reinvested earnings..........................        18,959         16,564
                                                     --------       --------
                                                      137,401        135,006
                                                     --------       --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..      $432,306       $415,677
                                                     ========       ========




                      See Notes to Financial Statements.

                         Bell Atlantic - Delaware, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)



                                                   Nine months ended
                                                     September 30,
                                                 ---------------------

                                                   1995        1994
                                                 --------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES......  $ 63,447     $ 48,674
                                                 --------     --------


CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in short-term investments.........      (728)          --
  Additions to plant, property and equipment...   (59,688)     (43,805)
  Other, net...................................       867          982
                                                 --------     --------
Net cash used in investing activities..........   (59,549)     (42,823)
                                                 --------     --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in note payable to affiliate......    21,520       17,410
  Dividends paid...............................   (23,100)     (30,525)
  Net change in outstanding checks drawn
   on controlled disbursement accounts.........    (2,318)       6,951
                                                 --------     --------
Net cash used in financing activities..........    (3,898)      (6,164)
                                                 --------     --------

NET CHANGE IN CASH.............................        --         (313)


CASH, BEGINNING OF PERIOD......................        --          313
                                                 --------     --------


CASH, END OF PERIOD............................ $      --     $     --
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

2.   Dividend

     On November 1, 1995, the Company declared and paid a dividend in the amount of $5,000,000 to Bell Atlantic Corporation.

3.   Reclassifications

     Certain reclassifications of the prior year's data have been made to conform to 1995 classifications.

                         Bell Atlantic - Delaware, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income for the first nine months of 1995 of $25,507,000, compared to a loss of $10,585,000 for the same period in 1994.

     Results for the nine months ended September 30, 1994 included a non-cash, after-tax extraordinary charge of $36,926,000 in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

     Major items affecting the comparison of results for the nine month period ended September 30, 1995, versus the nine month period ended September 30, 1994, are discussed in the following sections.


OPERATING REVENUES
------------------

For the Nine Months Ended September 30                    1995       1994
-----------------------------------------------------------------------------
                                                       (Dollars in Thousands)
Transport Services
 Local service...............................          $ 73,207    $ 71,798
 Network access..............................            46,768      49,289
 Toll service................................            24,146      27,612
Ancillary Services
 Directory publishing........................            24,320      23,132
 Other.......................................             3,361       3,982
Value-added Services.........................            24,426      21,736
                                                       --------    --------
Total........................................          $196,228    $197,549
                                                       ========    ========

TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------

                                                                   Percentage
                                                                     Increase
                                                   1995      1994   (Decrease)
-----------------------------------------------------------------------------

At September 30
----------------
 Access Lines in Service (In thousands)
  Residence..................................      314        303       3.6%
  Business...................................      171        160       6.9
  Public.....................................        6          6         -
                                                  ----        ---
                                                   491        469       4.7
                                                  ====        ===

For the Nine Month Period Ended September 30
-----------------------------------------------
 Access Minutes of Use (In millions)
  Interstate.................................    1,225      1,145       7.0
  Intrastate.................................       45         36      25.0
                                                 -----      -----
                                                 1,270      1,181       7.5
                                                 =====      =====

 Toll Messages (In thousands)
  Intrastate.................................   24,970     25,710      (2.9)
  Interstate.................................   18,838     18,845         -
                                                ------     ------
                                                43,808     44,555      (1.7)
                                                ======     ======

                         Bell Atlantic - Delaware, Inc.

LOCAL SERVICE REVENUES

   (Dollars in Thousands)                Increase
--------------------------------------------------------------------------------
   Nine Months                   $ 1,409             2.0%
--------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Local service revenues increased primarily due to 4.7% growth in the number of access lines in service, and increased usage and data transport by business customers. This growth was partially offset by lower public telephone and directory assistance revenues.


NETWORK ACCESS REVENUES

   (Dollars in Thousands)               (Decrease)
--------------------------------------------------------------------------------
   Nine Months                  $ (2,521)          (5.1)%
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

     Network access revenues decreased principally due to lower revenues recognized through an interstate revenue sharing agreement with affiliated companies and the effect of price reductions. Under the Federal Communications Commission's (FCC) Price Cap Plan, price reductions on interstate access services were in effect from July 1, 1994 through July 31, 1995.

     In March 1995, the FCC adopted an order approving an Interim Price Cap Plan for interstate access charges, which replaces the prior Price Cap Plan. As required by the FCC's order, Bell Atlantic filed its Transmittal of Interstate Rates, which resulted in price decreases for the Company totaling approximately $8,700,000 on an annual basis, effective August 1, 1995. These price decreases include the scheduled expiration of a temporary rate increase of approximately $2,800,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $5,900,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases. Also as part of the filing, Bell Atlantic selected a 5.3% Productivity Factor, which eliminates the requirement to share a portion of interstate earnings related to the August 1995 to June 1996 tariff period. See "Competitive and Regulatory Environment - Federal Regulation" for a further discussion of FCC interstate access revenue issues.

     The revenue decreases were partially offset by higher customer demand for access services as reflected by growth in access minutes of use and in private networks, as well as growth in revenues from end-user charges attributable to increasing access lines in service. Access minutes of use for the nine months ended September 30, 1995 were higher than the corresponding period of 1994 by 7.5%. Revenues in 1995 were also positively impacted by a temporary interstate rate increase that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs.

TOLL SERVICE REVENUES

   (Dollars in Thousands)               (Decrease)
--------------------------------------------------------------------------------
   Nine Months                 $ (3,466)          (12.6)%
--------------------------------------------------------------------------------

     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services and Wide Area Telephone Service (WATS).

                         Bell Atlantic - Delaware, Inc.

     The decrease in toll service revenues was caused by a decline in toll message volumes. Toll message volumes for the nine month period ended September 30, 1995 decreased 1.7% over the comparable period last year. The decrease in toll messages was primarily due to increased competition for intraLATA toll and private line services. The reduction in toll service revenues also reflects the impact of customers switching to lower priced optional calling plans offered by the Company. See "Competitive and Regulatory Environment - State Regulation" for a further discussion of toll service revenue issues.


DIRECTORY PUBLISHING REVENUES

   (Dollars in Thousands)                Increase
--------------------------------------------------------------------------------
   Nine Months                   $ 1,188           5.1%
--------------------------------------------------------------------------------

     Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Page directories. Other directory publishing services include database and foreign directory marketing.

     Growth in directory publishing revenues was primarily due to higher rates charged for these services. Changes in billing procedures and lower customer claims and disconnects further boosted directory publishing revenues in 1995. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

   (Dollars in Thousands)               (Decrease)
--------------------------------------------------------------------------------
   Nine Months                 $   (621)           (15.6)%
--------------------------------------------------------------------------------

     Other ancillary services include billing and collection services provided to IXCs and facilities rental services provided to affiliates and non-affiliates.

     Other ancillary services revenues decreased principally due to lower pole attachment rental revenues in 1995. Also contributing to the decrease in other ancillary services revenues was a reduction in billing and collection revenues as a result of revisions made in early 1995 to the terms of a contract with an IXC. The revised contract no longer includes certain billing and collection services.


VALUE-ADDED SERVICES REVENUES

   (Dollars in Thousands)                Increase
--------------------------------------------------------------------------------
   Nine Months                   $ 2,690           12.4%
--------------------------------------------------------------------------------

     Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

     Continued growth in the network customer base (access lines) and higher demand by residence customers for certain value-added central office and voice messaging services offered by the Company increased value-added services revenues in 1995.

                        Bell Atlantic - Delaware, Inc.


OPERATING EXPENSES
------------------

For the Nine Months Ended September 30               1995      1994
---------------------------------------------------------------------
                                               (Dollars in Thousands)

Employee costs, including benefits and taxes..    $ 43,115  $ 45,756
Depreciation and amortization.................      43,666    39,902
Other operating expenses......................      60,864    62,735
                                                  --------  --------
Total.........................................    $147,645  $148,393
                                                  ========  ========


EMPLOYEE COSTS

   (Dollars in Thousands)               (Decrease)
--------------------------------------------------------------------------------
   Nine Months                 $ (2,641)           (5.8)%
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

     The decrease in employee costs was principally due to the effect of a third quarter 1994 charge of $2,277,000 to recognize benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Reduced overtime pay and the effect of lower workforce levels in 1995 also contributed to the decrease in employee costs. These cost reductions were partially offset by annual salary and wage increases.

     The Company's contract with the Communications Workers of America (CWA) expired on August 5, 1995. As of November 6, 1995, the Company and the CWA have not reached a settlement on a new contract and the Company continues to make work available to employees represented by the CWA at the same wages and benefits as under the expired contract until further notice.


DEPRECIATION AND AMORTIZATION

   (Dollars in Thousands)                Increase
--------------------------------------------------------------------------------
   Nine Months                   $ 3,764           9.4%
--------------------------------------------------------------------------------

     Depreciation and amortization increased due to growth in depreciable telephone plant and higher depreciation rates. The higher depreciation rates resulted principally from the discontinued application of regulatory accounting principles, effective August 1, 1994. The composite depreciation rate was 8.5% for the first nine months of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.


OTHER OPERATING EXPENSES

   (Dollars in Thousands)                (Decrease)
--------------------------------------------------------------------------------
   Nine Months                  $ (1,871)           (3.0)%
--------------------------------------------------------------------------------

     Other operating expenses consist primarily of contracted services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

     The decrease in other operating expenses was attributable to a combination of lower costs for contracted labor and engineering, materials and supplies, and directory production. A decrease in the provision for uncollectible accounts receivable and lower network software costs due to the timing of purchases also contributed to lower other operating expenses in 1995.

                        Bell Atlantic - Delaware, Inc.

     These decreases were partially offset by higher centralized services costs allocated from NSI, primarily as a result of increased advertising costs, as well as additional costs incurred in that organization to enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries.


OTHER INCOME (EXPENSE), NET

   (Dollars in Thousands)           (Decrease)
--------------------------------------------------------------------------------
   Nine Months                      $  (186)
--------------------------------------------------------------------------------

     The change in other income (expense), net, was largely attributable to the termination of income related to the allowance for funds used during construction.

     Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.


INTEREST EXPENSE

   (Dollars in Thousands)           (Decrease)
--------------------------------------------------------------------------------
   Nine Months               $  (331)         (5.4)%
--------------------------------------------------------------------------------

     Interest expense decreased principally due to the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles, effective August 1, 1994. Partially offsetting this decrease was additional expense resulting from higher levels of average short-term debt and higher interest rates in 1995.


PROVISION FOR INCOME TAXES

   (Dollars in Thousands)            Increase
--------------------------------------------------------------------------------
   Nine Months                $  406           2.4%
--------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

    For the Nine Months Ended September 30
--------------------------------------------------------------------------------
    1995                                     40.0%
--------------------------------------------------------------------------------
    1994                                     38.6%
--------------------------------------------------------------------------------

     The Company's effective income tax rate was higher in 1995 principally due to the reduction in the amortization of investment tax credits and the elimination of the benefit of the rate differential applied to reversing timing differences, both as a result of the discontinued application of regulatory accounting principles in August 1994.


COMPETITIVE AND REGULATORY ENVIRONMENT
--------------------------------------

     The communications industry continues to undergo fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are being driven by a number of factors, including the accelerated pace of technological innovation, the convergence of the telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which traditional barriers to entry are being lowered or eliminated and competition permitted or encouraged.

     The Company's telecommunications business is subject to competition from numerous sources. An increasing amount of this competition is from companies that have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company.

                        Bell Atlantic - Delaware, Inc.

     Well-financed competitors are seeking authority, or are likely soon to seek authority, to offer competing local exchange services, such as dial tone and local usage, in some of the most lucrative of the Company's local telephone service areas. MFS-Intelenet, MCI Metro ATS and Eastern TeleLogic Corporation have filed applications with the Delaware Public Service Commission (PSC) for authority to provide local exchange services.

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

     Federal Regulation

     On August 4, 1995, the U.S. House of Representatives passed a bill which includes provisions that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide video programming, as well as to provide interLATA services and engage in manufacturing, upon meeting certain conditions. The Senate passed a similar bill in June of 1995. The Company is cautiously optimistic that a conference committee will reconcile the two bills, and Congress will pass comprehensive telecommunications legislation by the end of 1995. However, no definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof, or the impact on the business or financial condition of the Company.

     In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit of Bell Atlantic's network services subsidiaries' 1988 and first quarter 1989 reported adjustments to the National Exchange Carrier Association (NECA) interstate common line pool. On May 2, 1995, Bell Atlantic filed its response to the Show Cause Order, asserting that there is no legal basis for the FCC to institute enforcement proceedings with respect to these findings. The FCC solicited comments on Bell Atlantic's filing, and only one party filed comments challenging Bell Atlantic's response. On September 11, 1995, Bell Atlantic filed a reply to these comments, reasserting its position that no proceedings are warranted. Resolution of this matter is expected late in 1995.

     FCC Interim Price Cap Order

     On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access charges. The Interim Plan, which was effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

     Under the Interim Plan, the Company's Price Cap Index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share a portion of their future interstate earnings. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminates the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

     On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Order. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period. The rates included in the May 9, 1995 filing resulted in price decreases for the Company totaling approximately $8,700,000 on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $2,800,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $5,900,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases.

     Bell Atlantic appealed the Interim Price Cap Plan Order to the U.S. Court of Appeals for the D.C. Circuit, and that case is currently pending.

                        Bell Atlantic - Delaware, Inc.

     State Regulation

     The communications services of the Company are subject to regulation by the PSC with respect to intrastate rates and services and other matters.

     In March 1994, the Company elected to be regulated by, and is operating under, the Telecommunications Technology Investment Act (the Act) pursuant to which the prices of competitive services are not tariffed, price increases for discretionary services are limited to 15% annually, basic service rate increases are limited to an inflation index (GDP-PI) minus 3%, and profits are not regulated.

     The PSC has initiated a rulemaking docket to develop regulations for the implementation of the Act. Public hearings were held in March 1995 and a PSC decision may occur in the fourth quarter of 1995.

     The PSC is currently conducting a proceeding to examine issues regarding intrastate intraLATA toll competition, including whether to authorize presubscription and dialing parity ("1+ dialing") for intrastate toll competitors, and if so, under what terms and conditions. Currently, intraLATA toll calls are completed by the Company unless the customer dials a five-digit access code to use an alternate carrier. Presubscription would enable customers to make intrastate intraLATA toll calls using the carrier of their choice without having to dial a five-digit access code. The Company's ability to offset such competition will depend, in part, upon the terms and conditions under which presubscription for intrastate intraLATA toll services may be authorized. The Company believes that intrastate presubscription, if implemented without adequate compensation and regulatory relief, could have a material effect on its financial condition and results of operations. A decision on this proceeding may occur by the end of 1995.


OTHER MATTERS
-------------

     Environmental Issues

     The Company is subject to a number of environmental proceedings as a result of its operations and the shared liability provisions in the Plan of Reorganization related to the MFJ. Certain of these environmental matters relate to a Superfund site for which the Company has been joined as a third-party defendant in pending Superfund litigation. Such joinder subjects the Company to potential liability for costs relating to cleanup of the affected site. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

     The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liabilities reflect those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any additional potential liability would not have a material effect on the Company's results of operations or financial condition.


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

     As of September 30, 1995, the Company had $6,400,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation.

     The Company's debt ratio was 49.5% at September 30, 1995, compared to 45.6% at December 31, 1994.

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


Item 6.  Exhibits and Reports on Form 8-K


     (a) Exhibits:

         Exhibit Number

         27   Financial Data Schedule.

     (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1995.

                        Bell Atlantic - Delaware, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            BELL ATLANTIC - DELAWARE, INC.


Date: November 9, 1995      By /s/ John J. Parker
                            ------------------------------
                                   John J. Parker
                                   Controller and Treasurer



   UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 6, 1995.