Form 10-Q
period 1996-03-31
BELL ATLANTIC DELAWARE INC
filed 1996-05-09
CIK 28729

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             _____________________

                                   FORM 10-Q
                             _____________________


     (Mark one)
        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

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

                           _________________________




THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        _____     _____

                         Bell Atlantic - Delaware, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                            Three months ended
                                                                March 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
OPERATING REVENUES
     (including $2,848 and $3,483 to affiliates)..........   $67,795   $62,870
                                                             -------   -------

OPERATING EXPENSES
     Employee costs, including benefits and taxes.........    14,152    14,170
     Depreciation and amortization........................    13,688    14,651
     Other (including $14,046 and $12,327 to affiliates)..    24,065    18,327
                                                             -------   -------
                                                              51,905    47,148
                                                             -------   -------

OPERATING INCOME..........................................    15,890    15,722

OTHER EXPENSE, NET........................................       170       100

INTEREST EXPENSE
     (including $384 and $281 to affiliates)..............     1,987     1,795
                                                             -------   -------

INCOME BEFORE PROVISION FOR INCOME TAXES..................    13,733    13,827
PROVISION FOR INCOME TAXES................................     5,480     5,553
                                                             -------   -------

NET INCOME................................................   $ 8,253   $ 8,274
                                                             =======   =======


REINVESTED EARNINGS
     At beginning of period...............................   $22,449   $16,564
     Add:  net income.....................................     8,253     8,274
                                                             -------   -------
                                                              30,702    24,838
     Deduct:  dividends...................................     6,500    11,100
              other changes...............................       795       ---
                                                             -------   -------
     At end of period.....................................   $23,407   $13,738
                                                             =======   =======




                       See Notes to Financial Statements.

                         Bell Atlantic - Delaware, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                  March 31,  December 31,
                                                    1996         1995
                                                  ---------  ------------

CURRENT ASSETS
Short-term investments..........................   $  2,000      $    ---
Accounts receivable:
     Trade and other, net of allowances for
           uncollectibles of $3,520 and $3,260..     43,521        43,263
     Affiliates.................................      3,987         4,158
Material and supplies...........................      1,891         1,738
Prepaid expenses................................     11,835        17,651
Deferred income taxes...........................        316           316
Other...........................................        204            75
                                                   --------      --------
                                                     63,754        67,201
                                                   --------      --------

PLANT, PROPERTY AND EQUIPMENT...................    723,146       710,216
Less accumulated depreciation...................    357,427       349,239
                                                   --------      --------
                                                    365,719       360,977
                                                   --------      --------

OTHER ASSETS....................................      2,926        10,020
                                                   --------      --------

TOTAL ASSETS....................................   $432,399      $438,198
                                                   ========      ========




                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                (Dollars in Thousands, Except Per Share Amount)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                 March 31,  December 31,
                                                   1996         1995
                                                 ---------  ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate.................   $  4,341      $  8,720
Accounts payable and accrued liabilities:
     Affiliates................................     24,231        25,961
     Other.....................................     39,649        41,426
Advance billings and customer deposits.........     10,740         8,702
                                                  --------      --------
                                                    78,961        84,809
                                                  --------      --------

LONG-TERM DEBT
Note payable to affiliate......................     20,000        20,000
Other..........................................    101,153       101,147
                                                  --------      --------
                                                   121,153       121,147
                                                  --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...................     50,930        50,386
                                                  --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................     15,424        15,657
Unamortized investment tax credits.............      3,278         3,421
Other..........................................     20,804        21,887
                                                  --------      --------
                                                    39,506        40,965
                                                  --------      --------

SHAREOWNER'S INVESTMENT
Common stock, $25 par value per share..........    118,442       118,442
     Authorized shares:  5,262,280
     Outstanding shares: 4,737,686
Reinvested earnings............................     23,407        22,449
                                                  --------      --------
                                                   141,849       140,891
                                                  --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..   $432,399      $438,198
                                                  ========      ========




                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                        Three months ended
                                                             March 31,
                                                    --------------------------
                                                        1996         1995
                                                    ------------  ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES...            $ 29,959      $ 35,334
                                                        --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments........              (2,000)       (2,201)
Additions to plant, property and equipment..             (18,829)      (28,919)
Other, net..................................                 367          (222)
                                                        --------      --------
Net cash used in investing activities.......             (20,462)      (31,342)
                                                        --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES
Net change in note payable to affiliate.....              (4,379)       10,664
Dividends paid..............................              (6,500)      (11,100)
Net change in outstanding checks drawn
     on controlled disbursement accounts....               1,382        (3,556)
                                                        --------      --------
Net cash used in financing activities.......              (9,497)       (3,992)
                                                        --------      --------

NET CHANGE IN CASH..........................                  --            --


CASH, BEGINNING OF PERIOD...................                  --            --
                                                        --------      --------

CASH, END OF PERIOD.........................            $     --      $     --
                                                        ========      ========


                       See Notes to Financial Statements.

                         Bell Atlantic - Delaware, Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

    The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Delaware, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  Dividend

    On May 1, 1996, the Company declared and paid a dividend in the amount of $9,000,000 to Bell Atlantic Corporation (Bell Atlantic).

3.  Reclassifications

    Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

4.  Subsequent Event - Proposed Bell Atlantic - NYNEX Merger

    On April 22, 1996, Bell Atlantic and NYNEX Corporation announced a proposed merger of equals pursuant to a definitive merger agreement dated April 21, 1996, that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned and Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close within 12 months.

                         Bell Atlantic - Delaware, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

  The Company reported net income for the first quarter of 1996 of $8,253,000, compared to net income of $8,274,000 for the same period in 1995.

  Items affecting the comparison of operating results between the three month periods ended March 31, 1996 and 1995 are discussed in the following sections.



OPERATING REVENUES
- ------------------
(Dollars in Thousands)

For the Three Month Period Ended March 31               1996        1995
- ------------------------------------------------------------------------
Transport Services
    Local service..........................          $25,003     $24,292
    Network access.........................           16,011      14,219
    Toll service...........................            7,972       7,794
Ancillary Services
    Directory publishing...................            8,500       8,085
    Other..................................            1,597         804
Value-added Services.......................            8,712       7,676
                                                    --------    --------
Total......................................          $67,795     $62,870
                                                    ========    ========

TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                              Percentage
                                               1996     1995    Increase
- -------------------------------------------------------------------------
At March 31
- -----------
  Access Lines in Service (In thousands)
     Residence.............................     318      308         3.2%
     Business..............................     176      165         6.7
     Public................................       6        6          --
                                             ------  -------
                                                500      479         4.4
                                             ======  =======


For the Three Month Period Ended March 31
- -----------------------------------------
  Access Minutes of Use (In millions)
     Interstate............................     439      389        12.9
     Intrastate............................      16       13        23.1
                                             ------  -------
                                                455      402        13.2
                                             ======  =======

  Toll Messages (In thousands)
     Intrastate............................   8,620    7,786        10.7
     Interstate............................   6,672    6,166         8.2
                                             ------  -------
                                             15,292   13,952         9.6
                                             ======  =======

                         Bell Atlantic - Delaware, Inc.

LOCAL SERVICE REVENUES

   1996-1995                         Increase
- --------------------------------------------------------------------------------
   Three Months                 $711            2.9%
- --------------------------------------------------------------------------------


   Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

   Higher network usage increased local service revenues during the first quarter of 1996. The increase in calling volumes principally resulted from growth in the number of access lines in service, which increased 4.4% from March 31, 1995.


NETWORK ACCESS REVENUES

   1996-1995                         Increase
- --------------------------------------------------------------------------------
   Three Months                 $1,792          12.6%
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

   Network access revenues increased principally due to higher customer demand for access services, as reflected by growth in access minutes of use of 13.2% over the same period in 1995. Revenues were further increased by lower obligations to affiliated companies pursuant to an interstate revenue sharing agreement. Revenue growth was partially offset by the net effect of price reductions under the Federal Communications Commission's (FCC) Price Cap Plans.

   The net effect of price reductions is expected to have a larger negative impact on reported revenues relative to the same period last year, in the second quarter of 1996. See also "Factors That May Impact Future Results - FCC Interim Price Cap Plan" below for a discussion of Bell Atlantic's proposed FCC price cap filing, which would become effective during the third quarter of 1996.


TOLL SERVICE REVENUES

   1996-1995                         Increase
- --------------------------------------------------------------------------------
   Three Months                 $178            2.3%
- --------------------------------------------------------------------------------


   Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area of the Company, commonly referred to as Local Access and Transport Areas (LATAs). Other toll services include 800 services and Wide Area Telephone Service (WATS).

   The increase in toll service revenues was caused by increased network usage, partially attributable to severe winter storms in early 1996. Toll message volumes increased by 9.6% over the first quarter of 1995. Revenue growth from volume increases was partially offset by company-initiated price reductions on certain toll services and increased competition for intraLATA toll services.

   The Company expects that competition for toll services will continue in 1996. See "Factors That May Impact Future Results" below for a further discussion of toll service revenue issues.

                        Bell Atlantic - Delaware, Inc.

DIRECTORY PUBLISHING REVENUES

   1996-1995                         Increase
- --------------------------------------------------------------------------------
   Three Months                 $415            5.1%
- --------------------------------------------------------------------------------

   Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

   Growth in directory publishing revenues was principally due to higher rates charged for these services. Volume growth continues to be negatively impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

   1996-1995                         Increase
- --------------------------------------------------------------------------------
   Three Months                 $793            98.6%
- --------------------------------------------------------------------------------

   Other ancillary services include billing and collection services provided to IXCs, facilities rental services provided to affiliates and non-affiliates, and sales of materials and supplies to affiliates.

   Other ancillary services revenues increased principally due to higher facilities rental revenues from affiliates and non-affiliates in the first quarter of 1996. These increases were offset, in part, by a reduction in billing and collection services revenues, primarily as a result of the elimination of certain services from a contract with an IXC.


VALUE-ADDED SERVICES REVENUES

   1996-1995                         Increase
- --------------------------------------------------------------------------------
   Three Months                 $1,036          13.5%
- --------------------------------------------------------------------------------

   Value-added services represent a family of services which expand the utilization of the network. These services include recent products such as voice messaging services, Caller ID and Return Call as well as more mature products such as Centrex, Touch-Tone, and other customer premises wiring and maintenance services.

   The increase in value-added services revenues during the first quarter of 1996 was primarily attributable to continued growth in the network customer base and higher demand for certain central office and voice messaging services.

                         Bell Atlantic - Delaware, Inc.


OPERATING EXPENSES
- ------------------
(Dollars in Thousands)

For the Three Month Period Ended March 31               1996         1995
- -------------------------------------------------------------------------
Employee costs, including benefits and taxes..       $14,152      $14,170
Depreciation and amortization.................        13,688       14,651
Other operating expenses......................        24,065       18,327
                                                     -------      -------
Total.........................................       $51,905      $47,148
                                                     =======      =======


EMPLOYEE COSTS

   1996-1995                        (Decrease)
- --------------------------------------------------------------------------------
   Three Months                 $(18)          (.1)%
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

   The decrease in employee costs was primarily due to savings associated with lower workforce levels in 1996 and reduced overtime pay. These reductions were partially offset by annual salary and wage increases.


DEPRECIATION AND AMORTIZATION

   1996-1995                        (Decrease)
- --------------------------------------------------------------------------------
   Three Months                $(963)          (6.6)%
- --------------------------------------------------------------------------------

   Depreciation and amortization decreased principally due to lower depreciation rates. The composite depreciation rate was 7.9% for the first quarter of 1996, compared to 8.6% for the three month period ended March 31, 1995.


OTHER OPERATING EXPENSES

   1996-1995                         Increase
- --------------------------------------------------------------------------------
   Three Months                $5,738          31.3%
- --------------------------------------------------------------------------------

   Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable and other costs.

   The increase in other operating expenses was largely attributable to higher centralized services expenses allocated from NSI. This increase was due, in part, to higher employee costs incurred in that organization as a result of the transfer of employees from the network services subsidiaries to NSI in December 1995. Additional operating costs incurred to enhance billing and operating systems, consolidate work activities and market value-added services also contributed to the increase in centralized services expenses. First quarter 1996 other operating expenses were also higher due to the timing of network software purchases.


OTHER EXPENSE, NET

   1996-1995                         Increase
- --------------------------------------------------------------------------------
   Three Months                         $70
- --------------------------------------------------------------------------------

   The change in other expense, net was attributable to higher nonoperating costs incurred in the first quarter of 1996.

                         Bell Atlantic - Delaware, Inc.

INTEREST EXPENSE

   1996-1995                         Increase
- --------------------------------------------------------------------------------
   Three Months                  $192           10.7%
- --------------------------------------------------------------------------------

   Interest expense increased principally due to the recognition of additional expense related to a long-term note payable with an affiliate. Partially offsetting this increase was a reduction in interest expense resulting from lower levels of average short-term debt in the first quarter of 1996.


PROVISION FOR INCOME TAXES

   1996-1995                        (Decrease)
- --------------------------------------------------------------------------------
   Three Months                 $(73)          (1.3)%
- --------------------------------------------------------------------------------

EFFECTIVE INCOME TAX RATES

   For the Three Months Ended March 31
- --------------------------------------------------------------------------------
   1996                          39.9%
- --------------------------------------------------------------------------------
   1995                          40.2%
- --------------------------------------------------------------------------------

   The Company's effective income tax rate was lower in the first quarter of 1996 as a result of a prior period tax true-up of deferred taxes.


FACTORS THAT MAY IMPACT FUTURE RESULTS
- --------------------------------------

Federal Legislation

   The Telecommunications Act of 1996 (the Act) became effective on February 8, 1996 and replaces the Modification of Final Judgment (MFJ). In general, the Act includes provisions that would open the Company's local exchange market to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing. However, the ability of the Company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations promulgated thereunder. The following is a brief discussion regarding certain provisions of the Act.

   With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic is permitted to apply for approval to offer interLATA services outside of the geographic region in which it currently operates as a local exchange carrier. Bell Atlantic has announced its plans to offer such services in several states. In addition, Bell Atlantic's wireless businesses are now permitted to offer interLATA services without having to comply with the conditions imposed in waivers granted under the MFJ.

   Secondly, within Bell Atlantic's geographic region, each of the telephone subsidiaries, including the Company, must demonstrate to the FCC that it has satisfied certain requirements in order to be permitted to offer interLATA services. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which is aimed at ensuring that competitors have the ability to connect to the Company's network. The Company must also demonstrate to the FCC that its entry into the interLATA market would be in the public interest.

   The Act also imposes specific requirements on the Company that are intended to promote competition in the local exchange markets. These requirements include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation.

                        Bell Atlantic - Delaware, Inc.

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

Competition

   IntraLATA Toll Services

   Competition to offer intrastate intraLATA toll services is currently permitted in the Company's jurisdiction. Increased competition from IXCs has resulted in a decline in several components of the Company's toll service revenues.

   Currently, intraLATA toll calls are completed by the Company unless the customer dials a five-digit access code. Presubscription for intraLATA toll services would enable customers to make intraLATA toll calls using another carrier without having to dial the five-digit access code.

   During 1995, the Delaware Public Service Commission (PSC) continued proceedings to determine whether, and under what conditions, to authorize presubscription. Proceedings were suspended pending the outcome of the federal legislative process, which concluded with the passage of the Act.

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

   Implementation of presubscription for intraLATA toll services could have a material negative impact on toll service revenues, especially if the Company is not permitted contemporaneously to offer interLATA services. The ability to offset the impact of presubscription will depend, in part, upon how quickly the Company meets the requirements of the "competitive checklist."

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

FCC Interim Price Cap Plan

   On April 2, 1996, Bell Atlantic filed its Annual Access Tariff Filing of Interstate Rates, as required by the FCC's Interim Price Cap Plan. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the July 1996 to June 1997 tariff period. Companies selecting the 5.3% Productivity Factor are not required to share earnings in excess of allowed rates of return. The reduction in the price cap index resulting from the 5.3% Productivity Factor was more than offset by the reversal of prior year exogenous rate reductions and the FCC's partial annulment of ratemaking requirements related to the Company's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The rates included in the April 2, 1996 filing propose actual price increases for the Company totaling approximately $1,000,000 on an annual basis, which would become effective July 1, 1996.

   In 1995, Bell Atlantic filed an appeal with the Court of Appeals for the D.C. Circuit for review of the FCC's Interim Price Cap Plan. On March 29, 1996, the U.S. Court of Appeals denied Bell Atlantic's petition.

                         Bell Atlantic - Delaware, Inc.

   By the end of 1996, Bell Atlantic expects the FCC to replace the Interim Price Cap Plan for interstate access charges with a revised price cap plan.


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

   Subsequent Event - Proposed Bell Atlantic - NYNEX Merger

   On April 22, 1996, Bell Atlantic and NYNEX Corporation announced a proposed merger of equals pursuant to a definitive merger agreement dated April 21, 1996, that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned and Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close within 12 months.


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

   As of March 31, 1996, the Company had $35,659,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation.

   The Company's debt ratio was 46.9% at March 31, 1996, compared to 48.0% at December 31, 1995.

   On May 1, 1996, the Company declared and paid a dividend in the amount of $9,000,000 to Bell Atlantic Corporation.

                        Bell Atlantic - Delaware, Inc.

                           PART II-OTHER INFORMATION

Item 1.    Legal Proceedings

           For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27   Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1996.

                        Bell Atlantic - Delaware, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELL ATLANTIC - DELAWARE, INC.



Date: May 8, 1996               By  /s/ John J. Parker
                                   ----------------------------------
                                        John J. Parker
                                        Controller and Treasurer



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 3, 1996.