Form 10-Q
period 1996-06-30
BELL ATLANTIC DELAWARE INC
filed 1996-08-09
CIK 28729

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                             ---------------------

                                   FORM 10-Q

                             ---------------------


  (Mark one)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

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


                           -------------------------




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
                             (Dollars in Thousands)


                                                          Three months ended      Six months ended
                                                               June 30,               June 30,
                                                        ----------------------  --------------------
                                                           1996        1995       1996       1995
                                                        ----------  ----------  ---------  ---------
OPERATING REVENUES (including $2,819, $3,545,
  $5,667 and $7,028 to affiliates).................        $69,705     $66,414   $137,500   $129,284
                                                           -------     -------   --------   --------

OPERATING EXPENSES
  Employee costs, including benefits and taxes.....         14,646      14,210     28,798     28,380
  Depreciation and amortization....................         13,992      14,893     27,680     29,544
  Other (including $15,479, $13,241, $29,525
    and $25,568 to affiliates).....................         21,874      20,168     45,939     38,495
                                                           -------     -------   --------   --------
                                                            50,512      49,271    102,417     96,419
                                                           -------     -------   --------   --------

OPERATING INCOME...................................         19,193      17,143     35,083     32,865

OTHER EXPENSE, NET.................................             98          54        268        154

INTEREST EXPENSE (including $411, $423, $795
    and $704 to affiliates)........................          1,935       2,083      3,922      3,878
                                                           -------     -------   --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES...........         17,160      15,006     30,893     28,833
PROVISION FOR INCOME TAXES.........................          7,615       5,953     13,095     11,506
                                                           -------     -------   --------   --------

NET INCOME.........................................        $ 9,545     $ 9,053   $ 17,798   $ 17,327
                                                           =======     =======   ========   ========


REINVESTED EARNINGS
    At beginning of period.........................        $23,407     $13,738   $ 22,449   $ 16,564
    Add:  net income...............................          9,545       9,053     17,798     17,327
                                                           -------     -------   --------   --------
                                                            32,952      22,791     40,247     33,891
    Deduct:  dividend..............................          9,000       7,000     15,500     18,100
             other changes.........................             44         ---        839        ---
                                                           -------     -------   --------   --------
    At end of period...............................        $23,908     $15,791   $ 23,908   $ 15,791
                                                           =======     =======   ========   ========

                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                          June 30,  December 31,
                                                            1996        1995
                                                          --------  ------------

CURRENT ASSETS
Short-term investments.............................       $  1,451      $    ---
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $3,866 and $3,260......         45,024        43,263
     Affiliates....................................          4,702         4,158
Material and supplies..............................          2,331         1,738
Prepaid expenses...................................         11,376        17,651
Deferred income taxes..............................            ---           316
Other..............................................            259            75
                                                          --------      --------
                                                            65,143        67,201
                                                          --------      --------

PLANT, PROPERTY AND EQUIPMENT......................        730,106       710,216
Less accumulated depreciation......................        364,629       349,239
                                                          --------      --------
                                                           365,477       360,977
                                                          --------      --------

OTHER ASSETS.......................................          2,829        10,020
                                                          --------      --------

TOTAL ASSETS.......................................       $433,449      $438,198
                                                          ========      ========

                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                (Dollars in Thousands, Except Per Share Amount)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                          June 30,  December 31,
                                                            1996        1995
                                                          --------  ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate.....................       $ 12,783      $  8,720
Accounts payable and accrued liabilities:
     Affiliates....................................         24,474        25,961
     Other.........................................         31,352        41,426
Advance billings and customer deposits.............         12,719         8,702
                                                          --------      --------
                                                            81,328        84,809
                                                          --------      --------

LONG-TERM DEBT
Note payable to affiliate..........................         20,000        20,000
Other..............................................        101,159       101,147
                                                          --------      --------
                                                           121,159       121,147
                                                          --------      --------

EMPLOYEE BENEFIT OBLIGATIONS.......................         50,397        50,386
                                                          --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..............................         14,545        15,657
Unamortized investment tax credits.................          3,135         3,421
Other..............................................         20,535        21,887
                                                          --------      --------
                                                            38,215        40,965
                                                          --------      --------

SHAREOWNER'S INVESTMENT
Common stock, $25 par value per share..............        118,442       118,442
     Authorized shares:  5,262,280
     Outstanding shares: 4,737,686
Reinvested earnings................................         23,908        22,449
                                                          --------      --------
                                                           142,350       140,891
                                                          --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT......       $433,449      $438,198
                                                          ========      ========

                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                            Six months ended
                                                                June 30,
                                                      --------------------------
                                                           1996          1995
                                                      ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES........         $ 44,988     $ 50,595
                                                      ------------  -----------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments.............           (1,451)      (1,648)
Additions to plant, property and equipment.......          (32,717)     (47,478)
Other, net.......................................              536          422
                                                      ------------  -----------
Net cash used in investing activities............          (33,632)     (48,704)
                                                      ------------  -----------


CASH FLOWS FROM FINANCING ACTIVITIES
Net change in note payable to affiliate..........            4,063       20,888
Dividends paid...................................          (15,500)     (18,100)
Net change in outstanding checks drawn
     on controlled disbursement accounts.........               81       (4,679)
                                                      ------------  -----------
Net cash used in financing activities............          (11,356)      (1,891)
                                                      ------------  -----------


NET CHANGE IN CASH...............................              ---          ---


CASH, BEGINNING OF PERIOD........................              ---          ---
                                                     -------------  -----------


CASH, END OF PERIOD..............................         $    ---     $    ---
                                                     =============  ===========

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

2.   Dividend

     On August 1, 1996, the Company declared and paid a dividend in the amount of $9,300,000 to Bell Atlantic Corporation (Bell Atlantic).

3.   Reclassifications

     Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

4.   Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals pursuant to a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with and into NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic, and each share of NYNEX common stock will be converted into 0.768 shares of Bell Atlantic common stock. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close by April 1997.

                        Bell Atlantic - Delaware, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first six months of 1996 of $17,798,000, compared to net income of $17,327,000 for the same period in 1995.

     Items affecting the comparison of operating results between the six month periods ended June 30, 1996 and 1995 are discussed in the following sections.


OPERATING REVENUES
- ------------------
(Dollars in Thousands)

For the Six Month Period Ended June 30                                   1996              1995
- ------------------------------------------------------------------------------------------------------
Transport Services
    Local service..................................................   $ 51,204          $ 48,224
    Network access.................................................     32,283            30,376
    Toll service...................................................     15,815            16,240
Ancillary Services
    Directory publishing...........................................     17,138            16,210
    Other..........................................................      3,330             2,321
Value-added Services...............................................     17,730            15,913
                                                                      --------          --------
Total..............................................................   $137,500          $129,284
                                                                      ========          ========

TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                                                         Percentage
                                                        1996             1995             Increase
- ------------------------------------------------------------------------------------------------------
At June 30
- ----------
  Access Lines in Service (In thousands)
     Residence......................................      321              311               3.2%
     Business.......................................      179              168               6.5
     Public.........................................        6                6               ---
                                                       ------           ------
                                                          506              485               4.3
                                                       ======           ======


For the Six Month Period Ended June 30
- --------------------------------------
  Access Minutes of Use (In millions)
     Interstate.....................................      918              795              15.5
     Intrastate.....................................       36               29              24.1
                                                       ------           ------
                                                          954              824              15.8
                                                       ======           ======

  Toll Messages (In thousands)
     Intrastate.....................................   18,045           16,240              11.1
     Interstate.....................................   13,445           12,490               7.6
                                                       ------           ------
                                                       31,490           28,730               9.6
                                                       ======           ======

                        Bell Atlantic - Delaware, Inc.

LOCAL SERVICE REVENUES

     1996-1995                         Increase
- --------------------------------------------------------------------------------
     Six Months                $2,980            6.2%
- --------------------------------------------------------------------------------


     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Higher network usage increased local service revenues during the first six months of 1996. The increase in calling volumes principally resulted from growth in the number of access lines in service, which increased 4.3% from June 30, 1995, primarily reflecting higher demand in the business market.


NETWORK ACCESS REVENUES

     1996-1995                         Increase
- --------------------------------------------------------------------------------
     Six Months                $1,907            6.3%
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

     Network access revenues increased principally due to higher customer demand for access services, as reflected by growth in access minutes of use of 15.8% over the same period in 1995. Revenues were further increased by lower obligations to affiliated companies pursuant to an interstate revenue sharing agreement. Revenue growth was partially offset by the net effect of price reductions under the Federal Communications Commission's (FCC) Price Cap Plans, which became effective during 1995.

     It is expected that network access revenue growth in the second half of 1996 relative to the same period last year should be positively impacted by continued volume growth and the net rate increases effective on July 20, 1996. See also "Factors That May Impact Future Results - FCC Interim Price Cap Plan" below for a discussion of Bell Atlantic's FCC price cap filing, which became effective on July 20, 1996.


TOLL SERVICE REVENUES

     1996-1995                        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                $(425)            (2.6)%
- --------------------------------------------------------------------------------


     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area of the Company, commonly referred to as Local Access and Transport Areas (LATAs). Other toll services include 800 services and Wide Area Telephone Service (WATS).

     Company-initiated price reductions on certain toll services and increased competition for intraLATA toll services were the primary reasons for the decline in toll service revenues. These decreases were partially offset by revenue growth as reflected by a 9.6% increase in toll message volumes, attributable, in part, to severe winter storms in early 1996.

     The Company expects competition for toll services to continue. See "Factors That May Impact Future Results" below for a further discussion of toll service revenue issues.

                        Bell Atlantic - Delaware, Inc.

DIRECTORY PUBLISHING REVENUES

     1996-1995                         Increase
- --------------------------------------------------------------------------------
     Six Months                $928              5.7%
- --------------------------------------------------------------------------------


     Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

     Growth in directory publishing revenues was principally due to higher rates charged for these services. Volume growth continues to be negatively impacted by competition from other directory companies as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

     1996-1995                         Increase
- --------------------------------------------------------------------------------
     Six Months                $1,009            43.5%
- --------------------------------------------------------------------------------


     Other ancillary services include billing and collection services provided to IXCs, facilities rental services provided to affiliates and non-affiliates, and sales of materials and supplies to affiliates.

     Other ancillary services revenues increased principally due to higher facilities rental revenues from affiliates and non-affiliates in the first six months of 1996. These increases were offset, in part, by a reduction in billing and collection services revenues primarily as a result of the elimination of certain services from a contract with an IXC.


VALUE-ADDED SERVICES REVENUES

     1996-1995                         Increase
- --------------------------------------------------------------------------------
     Six Months                $1,817            11.4%
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

     The increase in value-added services revenues during the first six months of 1996 was primarily attributable to continued growth in the network customer base and higher demand for certain central office and voice messaging services.

                        Bell Atlantic - Delaware, Inc.



OPERATING EXPENSES
- ------------------
(Dollars in Thousands)

For the Six Month Period Ended June 30                           1996      1995
- --------------------------------------------------------------------------------
Employee costs, including benefits and taxes............      $ 28,798   $28,380
Depreciation and amortization...........................        27,680    29,544
Other operating expenses................................        45,939    38,495
                                                              --------   -------
Total...................................................      $102,417   $96,419
                                                              ========   =======

EMPLOYEE COSTS

     1996-1995                         Increase
- --------------------------------------------------------------------------------
     Six Months                $418              1.5%
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

     The increase in employee costs was primarily due to annual salary and wage increases and an increase in repair and maintenance activity principally due to higher business volumes. These increases were substantially offset by savings associated with lower work force levels in 1996.


DEPRECIATION AND AMORTIZATION

     1996-1995                         (Decrease)
- --------------------------------------------------------------------------------
     Six Months                $(1,864)          (6.3)%
- --------------------------------------------------------------------------------


     Depreciation and amortization decreased principally due to lower depreciation rates. This decrease was partially offset by growth in depreciable telephone plant. The composite depreciation rate was 7.9% for the first six months of 1996, compared to 8.6% for the six month period ended June 30, 1995.


OTHER OPERATING EXPENSES

     1996-1995                         Increase
- --------------------------------------------------------------------------------
     Six Months                $7,444            19.3%
- --------------------------------------------------------------------------------


     Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable and other costs.

     The increase in other operating expenses was largely attributable to higher centralized services expenses allocated from NSI. This increase was due, in part, to higher employee costs incurred in that organization as a result of the transfer of employees from the network operations subsidiaries to NSI in December 1995. Additional operating costs incurred to enhance billing and operating systems, consolidate work activities and market value-added services also contributed to the increase in centralized services expenses during the first six months of 1996. Other operating expenses were further increased by additional costs to upgrade network software and higher costs for contract labor and engineering.

                        Bell Atlantic - Delaware, Inc.

OTHER EXPENSE, NET

     1996-1995                         Increase
- --------------------------------------------------------------------------------
     Six Months                        $114
- --------------------------------------------------------------------------------



     The change in other expense, net was attributable to higher nonoperating costs incurred in the first six months of 1996 and lower interest income related to short-term investments.

INTEREST EXPENSE

     1996-1995                         Increase
- --------------------------------------------------------------------------------
     Six Months                $44               1.1%
- --------------------------------------------------------------------------------


     Interest expense increased principally due to the recognition of additional expense related to a long-term note payable with an affiliate. Substantially offsetting this increase was a reduction in interest expense resulting from lower levels of average short-term debt in the first six months of 1996.


PROVISION FOR INCOME TAXES

     1996-1995                         Increase
- --------------------------------------------------------------------------------
     Six Months                $1,589            13.8%
- --------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

     For the Six Months Ended June 30
- --------------------------------------------------------------------------------
     1996                        42.4%
- --------------------------------------------------------------------------------
     1995                        39.9%
- --------------------------------------------------------------------------------


     The Company's effective income tax rate was higher as a result of adjustments to tax liabilities recorded in the first six months of 1996.


FACTORS THAT MAY IMPACT FUTURE RESULTS
- --------------------------------------

Federal Legislation

     The Telecommunications Act of 1996 (the Act) became effective on February 8, 1996 and replaces the Modification of Final Judgment (MFJ). In general, the Act includes provisions that would open the local exchange market to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing. However, the ability of the Company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations promulgated thereunder. The following is a brief discussion regarding certain provisions of the Act.

     With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic's operating telephone subsidiaries and affiliates are permitted to apply for approval to offer interLATA services outside of the geographic region in which they currently operate as a local exchange carrier. As of July 31, 1996, a subsidiary of Bell Atlantic has been marketing such services in three states outside its region and plans to offer such services in several other states. In addition, Bell Atlantic's wireless businesses are now permitted to offer interLATA services without having to comply with the conditions imposed in waivers granted under the MFJ.

     Secondly, within Bell Atlantic's geographic region, each of the operating telephone subsidiaries, including the Company, must demonstrate to the FCC that they have satisfied certain requirements in order to be permitted to offer interLATA services. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which is aimed at ensuring that

                        Bell Atlantic - Delaware, Inc.

competitors have the ability to offer competitive local service, either through resale, the purchase of unbundled network elements, or through their own networks. The Company must also demonstrate to the FCC that its entry into the interLATA market would be in the public interest.

     The Act also imposes specific requirements that are intended to promote competition in the local exchange markets. These requirements (collectively known as interconnection requirements) include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation. The specific terms under which the carriers interconnect are to be negotiated between those carriers.

     On August 1, 1996, the FCC adopted an order establishing guidelines for implementation of the interconnection requirements set forth in the Act. The FCC's guidelines set the parameters for rules and regulations that state commissions have established, or will establish, to govern interconnection agreements that are reached through state arbitrations, when negotiations fail. The FCC stated that it plans to issue regulations regarding universal service obligations and access charges in a subsequent order.

     No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will be dependent on several factors, including the timing, extent and success of competition in the Company's markets, the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act and the provisions of the regulations to be issued by the FCC.

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

     On March 26, 1996, the PSC considered the issue of implementation of presubscription in Delaware and deferred any decision for six months. In the interim, an additional phase of this docket was initiated to consider various unresolved implementation issues such as customer notification and implementation cost recovery. A final decision is expected in the fourth quarter of 1996.

     Implementation of presubscription for intraLATA toll services could have a material negative impact on toll service revenues, especially if the Company is not permitted contemporaneously to offer interLATA services. The ability to offset the impact of presubscription will depend, in part, upon how quickly the Company meets the requirements of the "competitive checklist."

     Local Exchange Services

     The ability to offer local exchange services has historically been subject to regulation by the PSC. In June and July 1996, applications from four competitors to provide local exchange services were conditionally approved by the PSC, subject to the outcome of a proceeding to consider interim rules for local exchange competition or approval of an interconnection agreement. PSC interim rules are anticipated to be approved in the fourth quarter of 1996. The Act is expected to significantly increase the

                        Bell Atlantic - Delaware, Inc.

level of competition in the Company's local exchange market. However, increased competition in the local exchange market will facilitate FCC approval of the Company's entry into the interLATA markets.

FCC Interim Price Cap Plan

     As required by the FCC's Interim Price Cap Plan, Bell Atlantic filed its Annual Access Tariff Filing of Interstate Rates on April 2, 1996 and amended the filing on June 27, 1996. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the July 1996 to June 1997 tariff period. Companies selecting the 5.3% Productivity Factor are not required to share earnings in excess of allowed rates of return. The reduction in the price cap index resulting from the 5.3% Productivity Factor was more than offset by the reversal of prior year exogenous rate reductions and the FCC's partial annulment of ratemaking requirements related to the Company's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The rates included in the June 27, 1996 filing resulted in actual price increases for the Company totaling approximately $1,000,000 on an annual basis, which became effective on July 20, 1996.

     In 1995, Bell Atlantic filed an appeal with the Court of Appeals for the D.C. Circuit for review of the FCC's Interim Price Cap Plan. On March 29, 1996, the U.S. Court of Appeals denied Bell Atlantic's petition.

     Before the 1997 Annual Access Tariff Filing, Bell Atlantic expects the FCC to replace the Interim Price Cap Plan for interstate access charges with a revised price cap plan.


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

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals pursuant to a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with and into NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic, and each share of NYNEX common stock will be converted into 0.768 shares of Bell Atlantic common stock. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close by April 1997.

                        Bell Atlantic - Delaware, Inc.

FINANCIAL CONDITION
- -------------------

     Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization and the payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

     As of June 30, 1996, the Company had $27,217,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation.

     The Company's debt ratio was 48.5% at June 30, 1996, compared to 48.0% at December 31, 1995.

     On August 1, 1996, the Company declared and paid a dividend in the amount of $9,300,000 to Bell Atlantic Corporation.

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


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b)  Report on Form 8-K filed during the quarter ended June 30, 1996:

                A Current Report on Form 8-K, dated April 21, 1996, was filed regarding (i) the Agreement and Plan of Merger, dated as of April 21, 1996, by and among Bell Atlantic Corporation, NYNEX Corporation and Seaboard Merger Company, and (ii) the Joint Press Release, dated April 22, 1996, issued by Bell Atlantic Corporation and NYNEX Corporation.

                        Bell Atlantic - Delaware, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        BELL ATLANTIC - DELAWARE, INC.



Date: August 8, 1996                    By  /s/ John J. Parker
                                          -------------------------
                                                John J. Parker
                                                Controller and Treasurer



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 5, 1996.