Form 10-Q
period 1996-09-30
BELL ATLANTIC DELAWARE INC
filed 1996-11-08
CIK 28729

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


      (Mark one)
         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

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
                            (Dollars in Thousands)


                                                       Three months ended         Nine months ended
                                                          September 30,             September 30,
                                                      ---------------------     ---------------------
                                                        1996         1995         1996         1995
                                                      --------     --------     --------     --------
OPERATING REVENUES (including $2,724, $3,625,
  $8,391 and $10,653 to affiliates)...............     $72,256      $66,944     $209,756     $196,228
                                                      --------     --------     --------     --------

OPERATING EXPENSES
  Employee costs, including benefits and taxes....      14,272       14,735       43,070       43,115
  Depreciation and amortization...................      14,274       14,122       41,954       43,666
  Other (including $16,393, $14,643, $45,918
       and $40,211 to affiliates).................      24,101       22,369       70,040       60,864
                                                      --------     --------     --------     --------
                                                        52,647       51,226      155,064      147,645
                                                      --------     --------     --------     --------

OPERATING INCOME..................................      19,609       15,718       54,692       48,583

OTHER EXPENSE, NET................................         435          164          703          318

INTEREST EXPENSE (including $475, $441, $1,270
     and $1,145 to affiliates)....................       1,984        1,886        5,906        5,764
                                                      --------     --------     --------     --------

INCOME BEFORE PROVISION FOR INCOME TAXES..........      17,190       13,668       48,083       42,501
PROVISION FOR INCOME TAXES........................       6,886        5,488       19,981       16,994
                                                      --------     --------     --------     --------

NET INCOME........................................     $10,304      $ 8,180     $ 28,102     $ 25,507
                                                      ========     ========     ========     ========


REINVESTED EARNINGS
     At beginning of period.......................     $23,908      $15,791     $ 22,449     $ 16,564
     Add:  net income.............................      10,304        8,180       28,102       25,507
                                                      --------     --------     --------     --------
                                                        34,212       23,971       50,551       42,071
     Deduct:  dividends...........................       9,300        5,000       24,800       23,100
              other changes.......................         ---           12          839           12
                                                      --------     --------     --------     --------
     At end of period.............................     $24,912      $18,959     $ 24,912     $ 18,959
                                                      ========     ========     ========     ========


                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                           September 30,      December 31,
                                                               1996               1995
                                                           -------------      ------------

CURRENT ASSETS
Short-term investments................................          $    605          $    ---
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $4,047 and $3,260.........            44,651            43,263
     Affiliates.......................................             4,234             4,158
Material and supplies.................................             2,848             1,738
Prepaid expenses......................................            14,585            17,651
Deferred income taxes.................................               ---               316
Other.................................................               388                75
                                                                --------          --------
                                                                  67,311            67,201
                                                                --------          --------

PLANT, PROPERTY AND EQUIPMENT.........................           742,831           710,216
Less accumulated depreciation.........................           373,441           349,239
                                                                --------          --------
                                                                 369,390           360,977
                                                                --------          --------

OTHER ASSETS..........................................             2,583            10,020
                                                                --------          --------

TOTAL ASSETS..........................................          $439,284          $438,198
                                                                ========          ========


                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                (Dollars in Thousands, Except Per Share Amount)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                          September 30,  December 31,
                                                              1996           1995
                                                          -------------  ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate.............................    $ 16,810      $  8,720
Accounts payable and accrued liabilities:
     Affiliates............................................      25,914        25,961
     Other.................................................      32,112        41,426
Other liabilities..........................................      11,401         8,702
                                                               --------      --------
                                                                 86,237        84,809
                                                               --------      --------

LONG-TERM DEBT
Note payable to affiliate..................................      20,000        20,000
Other......................................................     101,165       101,147
                                                               --------      --------
                                                                121,165       121,147
                                                               --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...............................      51,455        50,386
                                                               --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes......................................      14,029        15,657
Unamortized investment tax credits.........................       2,992         3,421
Other......................................................      20,052        21,887
                                                               --------      --------
                                                                 37,073        40,965
                                                               --------      --------

SHAREOWNER'S INVESTMENT
Common stock, $25 par value per share......................     118,442       118,442
     Authorized shares:  5,262,280
     Outstanding shares: 4,737,686
Reinvested earnings........................................      24,912        22,449
                                                               --------      --------
                                                                143,354       140,891
                                                               --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..............    $439,284      $438,198
                                                               ========      ========

                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                      Nine months ended
                                                                         September 30,
                                                                  -------------------------
                                                                     1996            1995
                                                                  ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...............          $  69,677       $  63,447
                                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments....................               (605)           (728)
Additions to plant, property and equipment..............            (51,762)        (59,688)
Other, net..............................................              1,395             867
                                                                  ---------       ---------
Net cash used in investing activities...................            (50,972)        (59,549)
                                                                  ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES
Net change in note payable to affiliate.................              8,090          21,520
Dividends paid..........................................            (24,800)        (23,100)
Net change in outstanding checks drawn
     on controlled disbursement accounts................             (1,995)         (2,318)
                                                                  ---------       ---------
Net cash used in financing activities...................            (18,705)         (3,898)
                                                                  ---------       ---------

NET CHANGE IN CASH......................................                 --              --


CASH, BEGINNING OF PERIOD...............................                 --              --
                                                                  ---------       ---------


CASH, END OF PERIOD.....................................          $      --       $      --
                                                                  =========       =========


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

2.     Dividend

       On November 1, 1996, the Company declared and paid a dividend in the amount of $9,000,000 to Bell Atlantic Corporation (Bell Atlantic).

3.     Reclassifications

       Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

4.     Proposed Bell Atlantic - NYNEX Merger

       Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic. As a result of the merger, NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the merger.

       The merger is expected to qualify as a "pooling of interests," which means for accounting and financial reporting purposes, the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The companies expect to close the merger in the first quarter of 1997.

                        Bell Atlantic - Delaware, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

         This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

         The Company reported net income for the first nine months of 1996 of $28,102,000, compared to net income of $25,507,000 for the same period in 1995.

         Items affecting the comparison of operating results between the nine month periods ended September 30, 1996 and 1995 are discussed in the following sections.



OPERATING REVENUES
------------------
(Dollars in Thousands)

For the Nine Month Period Ended September 30              1996        1995
--------------------------------------------------------------------------------
Transport Services
    Local service.............................          $ 78,245    $ 73,207
    Network access............................            49,267      46,768
    Toll service..............................            24,194      24,146
Ancillary Services
    Directory publishing......................            25,896      24,320
    Other.....................................             4,825       3,361
Value-added Services..........................            27,329      24,426
                                                        --------    --------
Total.........................................          $209,756    $196,228
                                                        ========    ========


TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------
                                                                  Percentage
                                                 1996     1995     Increase
--------------------------------------------------------------------------------
At September 30
---------------
  Access Lines in Service (In thousands)
     Residence................................   324       314         3.2%
     Business.................................   183       171         7.0
     Public...................................     6         6          --
                                                 ---       ---
                                                 513       491         4.5
                                                 ===       ===


For the Nine Month Period Ended September 30
--------------------------------------------
  Access Minutes of Use (In millions)
     Interstate...............................   1,385     1,225      13.1
     Intrastate...............................      59        45      31.1
                                                 -----     -----
                                                 1,444     1,270      13.7
                                                 =====     =====

  Toll Messages (In thousands)
     Intrastate...............................  27,919    24,970      11.8
     Interstate...............................  20,368    18,838       8.1
                                                ------    ------
                                                48,287    43,808      10.2
                                                ======    ======

                        Bell Atlantic - Delaware, Inc.

LOCAL SERVICE REVENUES

      1996-1995                       Increase
--------------------------------------------------------------------------------
      Nine Months                $5,038          6.9%
--------------------------------------------------------------------------------

      Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

      Higher network usage by both business and residential customers increased local service revenues during 1996. Access lines in service grew by 4.5% from September 30, 1995.

      For a discussion of the Telecommunications Act of 1996, which opens the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 10.


NETWORK ACCESS REVENUES

      1996-1995                       Increase
--------------------------------------------------------------------------------
      Nine Months                $2,499          5.3%
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

      Network access revenues increased principally due to higher customer demand for access services, as reflected by growth in access minutes of use of 13.7% over the same period in 1995. Revenues were further increased by lower obligations to affiliated companies pursuant to an interstate revenue sharing agreement. Revenue growth was partially offset by the effect of price reductions under the Federal Communications Commission's (FCC) Interim Price Cap Plan implemented in 1995. On July 20, 1996, the Company implemented price increases as part of Bell Atlantic's annual price cap filing with the FCC. These price increases did not have a significant impact on network access revenues in the third quarter of 1996.

      Continued strong growth in network usage and the FCC rate increases effective on July 20, 1996 are expected to positively impact network access revenues for the remainder of 1996, relative to the same period last year. See also "Factors That May Impact Future Results - FCC Interim Price Cap Plan" on page 12 for a discussion of Bell Atlantic's FCC price cap filing.


TOLL SERVICE REVENUES

      1996-1995                       Increase
--------------------------------------------------------------------------------
      Nine Months                 $  48          .2%
--------------------------------------------------------------------------------

      Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area of the Company, commonly referred to as Local Access and Transport Areas (LATAs). Other toll services include 800 services and Wide Area Telephone Service (WATS).

      Toll service revenues increased primarily due to higher network usage, as reflected by a 10.2% increase in toll message volumes. This revenue growth was substantially offset by company-initiated price reductions on certain toll services in response to competition.

      See "Factors That May Impact Future Results" beginning on page 10 for a further discussion of toll service revenue issues.

                        Bell Atlantic - Delaware, Inc.

DIRECTORY PUBLISHING REVENUES

      1996-1995                       Increase
--------------------------------------------------------------------------------
      Nine Months                $1,576          6.5%
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


OTHER ANCILLARY SERVICES REVENUES

      1996-1995                       Increase
--------------------------------------------------------------------------------
      Nine Months                $1,464          43.6%
--------------------------------------------------------------------------------

      Other ancillary services include billing and collection services provided to IXCs, facilities rental services provided to affiliates and non-affiliates, and sales of materials and supplies to affiliates.

      Other ancillary services revenues increased in 1996 principally due to higher facilities rental revenues from affiliates and higher pole attachment rental revenues from non-affiliates.


VALUE-ADDED SERVICES REVENUES

      1996-1995                       Increase
--------------------------------------------------------------------------------
      Nine Months                $2,903          11.9%
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

      The increase in value-added services revenues during 1996 was primarily attributable to continued growth in the network customer base and higher demand for certain central office and voice messaging services.

                        Bell Atlantic - Delaware, Inc.



OPERATING EXPENSES
------------------
(Dollars in Thousands)

For the Nine Month Period Ended September 30             1996            1995
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes......     $ 43,070        $ 43,115
Depreciation and amortization.....................       41,954          43,666
Other operating expenses..........................       70,040          60,864
                                                       --------        --------
Total.............................................     $155,064        $147,645
                                                       ========        ========

EMPLOYEE COSTS

      1996-1995                      (Decrease)
--------------------------------------------------------------------------------
      Nine Months               $   (45)         (.1)%
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

      The decrease in employee costs was attributable to savings associated with lower work force levels in 1996. The effect of employees transferred from the Company to NSI in July 1996 also contributed to the decrease in employee costs. These cost reductions were substantially offset by annual salary and wage increases, as well as increased overtime pay for repair and maintenance activity, principally as a result of higher business volumes.


DEPRECIATION AND AMORTIZATION

      1996-1995                      (Decrease)
--------------------------------------------------------------------------------
      Nine Months                $(1,712)        (3.9)%
--------------------------------------------------------------------------------

      Depreciation and amortization decreased principally due to lower rates of depreciation and amortization. This decrease was partially offset by growth in depreciable telephone plant. The composite depreciation rate was 7.9% for the nine month period ended September 30, 1996, compared to 8.5% for the same period in 1995.


OTHER OPERATING EXPENSES

      1996-1995                       Increase
--------------------------------------------------------------------------------
      Nine Months                $ 9,176         15.1%
--------------------------------------------------------------------------------

      Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable and other costs.

      The increase in other operating expenses was largely attributable to higher centralized services expenses allocated from NSI. This increase was due, in part, to higher employee costs incurred in that organization as a result of annual salary and wage increases, as well as the transfer of employees from the Company to NSI in July 1996. Additional operating costs incurred to enhance billing and operating systems and market value-added services also contributed to the increase in centralized services expenses in 1996. Other operating expenses were further increased by higher costs for contract labor and engineering and additional costs to upgrade network software and comply with the Telecommunications Act of 1996.

                        Bell Atlantic - Delaware, Inc.

OTHER EXPENSE, NET

      1996-1995                       Increase
--------------------------------------------------------------------------------
      Nine Months                     $  385
--------------------------------------------------------------------------------

      The increase in other expense, net was attributable to a loss related to the disposition of certain property in the third quarter of 1996.


INTEREST EXPENSE

      1996-1995                       Increase
--------------------------------------------------------------------------------
      Nine Months                $  142          2.5%
--------------------------------------------------------------------------------

      Interest expense increased principally due to the recognition of additional expense related to a long-term note payable with an affiliate. Substantially offsetting this increase was a reduction in interest expense resulting from lower levels of average short-term debt in 1996.


PROVISION FOR INCOME TAXES

      1996-1995                       Increase
--------------------------------------------------------------------------------
      Nine Months               $2,987           17.6%
--------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

      For the Nine Months Ended September 30
--------------------------------------------------------------------------------
      1996                     41.6%
--------------------------------------------------------------------------------
      1995                     40.0%
--------------------------------------------------------------------------------

      The Company's effective income tax rate was higher as a result of adjustments to tax liabilities recorded in 1996.


FACTORS THAT MAY IMPACT FUTURE RESULTS
--------------------------------------

Federal Legislation

      The Telecommunications Act of 1996 (the Act) became law on February 8, 1996 and takes the place of the Modification of Final Judgment (MFJ). In general, the Act includes provisions that open the local exchange market to competition and permit Bell Atlantic to provide interLATA services (long distance) and to engage in manufacturing. However, the ability of Bell Atlantic to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act. The following is a brief discussion regarding certain provisions of the Act.

      With regard to the rules governing competition in the long distance market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic's operating telephone subsidiaries, such as the Company, and affiliates were permitted to offer long distance services outside of the geographic region in which they currently operate as a local exchange carrier. On July 31, 1996, a subsidiary of Bell Atlantic began marketing such services in three states outside its region and plans to offer such services in several other states. In addition, Bell Atlantic's wireless businesses are now permitted to offer long distance services without having to comply with the conditions imposed in waivers granted under the MFJ.

      Within Bell Atlantic's geographic region, each of the operating telephone subsidiaries, including the Company, must demonstrate to the FCC that it has satisfied certain requirements in order for Bell Atlantic to offer new long distance services. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which will enable competitors to offer competitive local service, either through resale, through the purchase of unbundled network elements, or

                        Bell Atlantic - Delaware, Inc.

through their own networks. The Company must also demonstrate to the FCC that its entry into the long distance market would be in the public interest.

      The Act also imposes specific requirements that are intended to promote competition in the local exchange markets. These requirements (collectively known as interconnection requirements) include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation. The specific terms under which the carriers interconnect are to be negotiated with those carriers, or determined through state arbitrations when negotiations fail.

      On August 1, 1996, the FCC adopted an order establishing rules for implementation of the interconnection requirements set forth in the Act. The FCC's order establishes rules to govern interconnection agreements that are reached through state arbitrations, when negotiations fail. The FCC stated that it plans to issue regulations regarding universal service obligations and access charges in subsequent orders.

      Bell Atlantic and others appealed the interconnection order to the U.S. Court of Appeals. That case is currently pending. On October 14, 1996, the Court issued a partial stay of the FCC's interconnection order. The Court's order stays the effectiveness of the uniform national pricing rules adopted by the FCC. The order also stays the FCC rule that permitted competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. Private negotiations and state arbitrations will continue while the stay is in effect, pending the Court's final determinations of the issues raised by the pending petitions for review.

      No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will depend on several factors, including the timing, extent and success of competition in the Company's markets, as well as the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act, the provisions of the FCC's regulations that survive judicial review, and the outcome of state interconnection proceedings.

Competition

      IntraLATA Toll Services

      IntraLATA toll services are calls that both originate and terminate within the same LATA (Local Access and Transport Area), but cover a greater distance than a local call. These revenues are generally regulated by the Delaware Public Service Commission (PSC) rather than federal authorities. Competition to offer intrastate intraLATA toll services is currently permitted in the Company's jurisdiction.

      Currently, intraLATA toll calls are completed by the Company unless the customer dials an access code. This dialing method would be changed by "presubscription". Presubscription would enable customers to make intraLATA toll calls using another carrier without having to dial the access code.

      The recent telecommunications legislation addressed the issue of presubscription by prohibiting a state from requiring presubscription or "dialing parity" until the earlier of such time as an operating telephone company in the state is authorized to provide interLATA long distance services or until February 8, 1999. This prohibition does not apply to those states considered to be single-LATA states under the Act. However, the Company does not believe that Delaware is a single-LATA state under the Act.

      On March 26, 1996, the PSC considered the issue of implementation of presubscription in Delaware and deferred any decision for six months. In the interim, an additional phase of this docket was initiated to consider various unresolved implementation issues such as customer notification and implementation cost recovery. A final decision is expected in the fourth quarter of 1996.

      Implementation of presubscription for intraLATA toll services could have a material negative effect on toll service revenues, especially if the Company is not permitted contemporaneously to offer interLATA services. The ability to offset the impact of presubscription will depend, in part, upon how quickly the Company meets the requirements of the "competitive checklist."

                        Bell Atlantic - Delaware, Inc.

      Local Exchange Services

      Local exchange services have historically been subject to regulation by the PSC. Since July 1996, applications from competitors to provide local exchange services have been conditionally approved by the PSC, subject to the outcome of a proceeding to consider interim rules for local exchange competition or approval of an interconnection agreement. PSC interim rules are anticipated to be approved in early 1997.

      The Act is expected to significantly increase the level of competition in the Company's local exchange market.

FCC Interim Price Cap Plan

      The FCC regulates the rates that the Company can charge IXCs and end-user subscribers for interstate access services. Each year, new access rates are required to be filed with the FCC under the rules of their Interim Price Cap Plan. In June of 1996, Bell Atlantic filed its Annual Access Tariff plan with the FCC, which contained new access services rates for the period from July 1996 through June 1997. The rates included in the filing resulted in price increases for the Company totaling approximately $1,000,000 on an annual basis. The new rates became effective on July 20 ,1996.

      The FCC is expected to adopt a revised price cap plan effective with the 1997 Annual Access Tariff Filing.


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

      Proposed Bell Atlantic - NYNEX Merger

      Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic. As a result of the merger, NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the merger.

      The merger is expected to qualify as a "pooling of interests," which means for accounting and financial reporting purposes, the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The companies expect to close the merger in the first quarter of 1997.

      As a result of the merger, Bell Atlantic expects to record a one-time charge for employee severance costs in the quarter in which the merger is completed. Such pretax charge is currently estimated to be in the range of $200 million to $300 million. The amount of the charge will vary depending on a number of factors including: (i) the number of employees that will be terminated under severance arrangements, (ii) the timing of employee terminations, and
(iii) changes, if any, to severance plan provisions. The Company expects to incur a portion of the charge for these costs.

                        Bell Atlantic - Delaware, Inc.

     During the remainder of 1997, 1998 and 1999, Bell Atlantic expects to incur an additional $300 million to $400 million of merger-related transition costs, a portion of which may be borne by the Company.


FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both September 30, 1996 and December 31, 1995, the Company's sources of funds, primarily from operations and to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

     As of September 30, 1996, the Company had $23,190,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation.

     The Company's debt ratio was 49.0% at September 30, 1996, compared to 48.0% at December 31, 1995.

     On November 1, 1996, the Company declared and paid a dividend in the amount of $9,000,000 to Bell Atlantic Corporation.

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


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27   Financial Data Schedule.


           (b) Report on Form 8-K filed during the quarter ended September 30, 1996:

                A Current Report on Form 8-K, dated July 2, 1996, was filed regarding the Amended and Restated Agreement and Plan of Merger, dated as of April 21, 1996, as amended and restated on July 2, 1996, by and between Bell Atlantic Corporation and NYNEX Corporation.

                        Bell Atlantic - Delaware, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         BELL ATLANTIC - DELAWARE, INC.



Date: November 7, 1996                   By /s/John J. Parker
                                            --------------------
                                               John J. Parker
                                               Controller and Treasurer



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 4, 1996.