Form 10-Q
period 1997-06-30
BELL ATLANTIC DELAWARE INC
filed 1997-08-08
CIK 28729

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


    (Mark one)

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

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
                            (Dollars in Thousands)

                                                                   Three months ended      Six months ended
                                                                        June 30,               June 30,
                                                                  ---------------------  --------------------
                                                                    1997        1996       1997       1996
                                                                  ---------  ----------  ---------  ---------
OPERATING REVENUES (including $2,430, $2,691,
     $5,092 and $5,575 to affiliates)..........................     $68,441     $71,752   $133,513   $154,947
                                                                    -------     -------   --------   --------

OPERATING EXPENSES
     Employee costs, including benefits and taxes..............      12,255      14,646     24,587     28,798
     Depreciation and amortization.............................      14,855      13,992     29,352     27,680
     Other (including $14,912, $15,876, $29,635
          and $30,712 to affiliates)...........................      20,798      23,243     41,378     52,551
                                                                    -------     -------   --------   --------
                                                                     47,908      51,881     95,317    109,029
                                                                    -------     -------   --------   --------

OPERATING INCOME...............................................      20,533      19,871     38,196     45,918

OTHER EXPENSE, NET.............................................           2          98        168        268

INTEREST EXPENSE (including $470, $411, $897
     and $795 to affiliates)...................................       2,279       1,935      4,505      3,922
                                                                    -------     -------   --------   --------

Income Before Provision for Income Taxes and
     Cumulative Effect of Change in Accounting Principle.......      18,252      17,838     33,523     41,728
PROVISION FOR INCOME TAXES.....................................       7,171       7,891     13,243     17,500
                                                                    -------     -------   --------   --------

Income Before Cumulative Effect of Change
     in Accounting Principle...................................      11,081       9,947     20,280     24,228

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE
     Directory Publishing, Net of Tax..........................         ---         ---        ---         88
                                                                    -------     -------   --------   --------

NET INCOME.....................................................     $11,081     $ 9,947   $ 20,280   $ 24,316
                                                                    =======     =======   ========   ========


REINVESTED EARNINGS
     At beginning of period....................................     $26,161     $29,523   $ 25,568   $ 22,449
     Add:  net income..........................................      11,081       9,947     20,280     24,316
                                                                    -------     -------   --------   --------
                                                                     37,242      39,470     45,848     46,765
     Deduct:  dividend.........................................       9,200       9,000     14,200     15,500
              other changes....................................         102          44      3,708        839
                                                                    -------     -------   --------   --------
     At end of period..........................................     $27,940     $30,426   $ 27,940   $ 30,426
                                                                    =======     =======   ========   ========


                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                    ASSETS
                                    ------

                                                 June 30,  December 31,
                                                   1997        1996
                                                 --------  ------------

CURRENT ASSETS
Short-term investments.........................  $  3,455      $  5,106
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $4,851 and $5,616..    46,461        47,263
     Affiliates................................     4,681         5,672
Material and supplies..........................     2,972         2,911
Prepaid expenses...............................     3,357        10,847
Deferred income taxes..........................     2,227           ---
Other..........................................       267           517
                                                 --------      --------
                                                   63,420        72,316
                                                 --------      --------

PLANT, PROPERTY AND EQUIPMENT..................   770,470       743,519
Less accumulated depreciation..................   396,016       373,314
                                                 --------      --------
                                                  374,454       370,205
                                                 --------      --------

OTHER ASSETS...................................     6,658         4,286
                                                 --------      --------

TOTAL ASSETS...................................  $444,532      $446,807
                                                 ========      ========


                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                (Dollars in Thousands, Except Per Share Amount)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                 June 30,  December 31,
                                                   1997        1996
                                                 --------  ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate.................  $ 14,761      $ 14,982
     Other.....................................        42           ---
Accounts payable and accrued liabilities:
     Affiliates................................    27,481        32,515
     Other.....................................    40,329        38,259
Other liabilities..............................     7,759         7,947
                                                 --------      --------
                                                   90,372        93,703
                                                 --------      --------

LONG-TERM DEBT
Note payable to affiliate......................    20,000        20,000
Other..........................................   101,302       101,171
                                                 --------      --------
                                                  121,302       121,171
                                                 --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...................    49,492        50,620
                                                 --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................    20,622        19,063
Unamortized investment tax credits.............     2,638         2,849
Other..........................................    13,724        15,391
                                                 --------      --------
                                                   36,984        37,303
                                                 --------      --------

SHAREOWNER'S INVESTMENT
Common stock, $25 par value per share..........   118,442       118,442
     Authorized shares:  5,262,280
     Outstanding shares: 4,737,686
Reinvested earnings............................    27,940        25,568
                                                 --------      --------
                                                  146,382       144,010
                                                 --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..  $444,532      $446,807
                                                 ========      ========


                       See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                         Six months ended
                                                             June 30,
                                                      ----------------------
                                                        1997          1996
                                                      --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES..........   $ 45,979      $ 44,988
                                                      --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............      1,651        (1,451)
Additions to plant, property and equipment.........    (34,653)      (32,717)
Other, net.........................................      1,012           536
                                                       -------       -------
Net cash used in investing activities..............    (31,990)      (33,632)
                                                       -------       -------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations..        (21)          ---
Net change in note payable to affiliate............       (221)        4,063
Dividends paid.....................................    (14,200)      (15,500)
Net change in outstanding checks drawn
     on controlled disbursement accounts...........        453            81
                                                       -------       -------
Net cash used in financing activities..............    (13,989)      (11,356)
                                                       -------       -------


NET CHANGE IN CASH.................................        ---           ---


CASH, BEGINNING OF PERIOD..........................        ---           ---
                                                       -------       -------


CASH, END OF PERIOD................................    $   ---       $   ---
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

2.   DIVIDEND

     On August 1, 1997, the Company declared and paid a dividend in the amount of $9,200,000 to Bell Atlantic Corporation (Bell Atlantic).

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

     Revenues and direct expenses related to the Company's directory publishing activities transferred were approximately $33,700,000 and $10,900,000, respectively, for the six month period ended June 30, 1996. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

4.   PROPOSED BELL ATLANTIC - NYNEX MERGER

     Bell Atlantic and NYNEX Corporation announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to the Federal Communications Commission's approval, which is expected to be received shortly.

                        Bell Atlantic - Delaware, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income of $20,280,000 for the six month period ended June 30, 1997, compared to net income of $24,316,000 for the same period in 1996.

TRANSFER OF DIRECTORY PUBLISHING ACTIVITIES
--------------------------------------------------------------------------------

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

     Revenues and direct expenses related to the Company's directory publishing activities transferred were approximately $33,700,000 and $10,900,000, respectively, for the six month period ended June 30, 1996. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

     Effective January 1, 1997, revenues from directory publishing activities transferred are no longer earned, and the related expenses are no longer incurred, by the Company. Certain other revenues, primarily fees for non-publication of telephone numbers and multiple white page listings continue to be earned by the Company. Additionally, contracts between the Company and another affiliate of Bell Atlantic for billing and collection services related to the directory activities, use of directory listings, and rental charges have created new revenue sources for the Company.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING - DIRECTORY PUBLISHING
--------------------------------------------------------------------------------

     The Company changed its method of accounting for directory publishing revenues and expenses, effective January 1, 1996. The Company adopted the point-of-publication method, which requires directory revenues and expenses to be recognized upon publication rather than over the lives of the directories. The Company recorded an after-tax increase in income of $88,000 in the first quarter of 1996, representing the cumulative effect of this accounting change. Results of operations for the first three quarters of 1996 were restated to reflect the impact of this change.

--------------------------------------------------------------------------------

     Certain other items affecting the comparison of the Company's results of operations for the six month periods ended June 30, 1997 and 1996 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

                        Bell Atlantic - Delaware, Inc.


OPERATING REVENUES
------------------
(Dollars in Thousands)

Six Month Period Ended June 30                          1997              1996
--------------------------------------------------------------------------------
Transport services
    Local service.........................           $ 56,297          $ 51,204
    Network access........................             35,351            32,283
    Toll service..........................             15,747            15,815
Ancillary services
    Directory publishing..................              1,074            34,585
    Other.................................              4,040             3,330
Value-added services......................             21,004            17,730
                                                     --------          --------
Total.....................................           $133,513          $154,947
                                                     ========          ========


TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------
                                                                     Percentage
                                              1997       1996         Increase
--------------------------------------------------------------------------------
At June 30
----------
  Access Lines in Service (in thousands)
     Residence............................     334        321              4.0%
     Business.............................     190        179              6.1
     Public...............................       6          6              ---
                                            ------     ------
                                               530        506              4.7
                                            ======     ======

Six Month Period Ended June 30
------------------------------
  Access Minutes of Use (in millions)
     Interstate...........................     940        918              2.4
     Intrastate...........................      47         36             30.6
                                            ------     ------
                                               987        954              3.5
                                            ======     ======

  Toll Messages (in thousands)
     Intrastate...........................  19,611     18,045              8.7
     Interstate...........................  13,823     13,445              2.8
                                            ------     ------
                                            33,434     31,490              6.2
                                            ======     ======


LOCAL SERVICE REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $5,093              9.9%
--------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone (pay phone) services.

     Higher usage of the Company's network facilities was the primary reason for the increase in local service revenues in the first six months of 1997. This growth was generated by an increase in access lines in service of 4.7% from June 30, 1996. This access line growth primarily reflects higher demand for Centrex services and an increase in second residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in 1997.

     For a discussion of the Telecommunications Act of 1996, which will open the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 11.

                        Bell Atlantic - Delaware, Inc.

NETWORK ACCESS REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $3,068              9.5%
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

     Network access revenues increased in the first six months of 1997 principally due to higher customer demand as reflected by growth in access minutes of use of 3.5% from June 30, 1996. Volume growth was boosted by the expansion of the business market, particularly for high capacity services. Higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in 1997. Reported growth in access minutes of use and revenues was negatively affected by increased calling volumes during the first quarter of 1996 caused by severe winter storms.

     Effective July 1, 1997, the Company implemented price decreases of approximately $6,600,000 on an annual basis for interstate services, in connection with the Federal Communications Commission's (FCC) price cap plan. It is expected that these price decreases will be partially offset by volume increases. For a further discussion of FCC rulemakings concerning price caps, access charges and universal service, see "Factors That May Impact Future Results - Recent Developments - FCC Orders" beginning on page 12.


TOLL SERVICE REVENUES

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(68)               (0.4)%
--------------------------------------------------------------------------------

     Toll service revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company, referred to as a Local Access and Transport Area (LATA). Other toll services include 800 services and Wide Area Telephone Service (WATS).

     The impact of increased competition for intraLATA toll, WATS and private line services was the primary reason for the decline in toll service revenues in 1997. Higher network usage, as reflected by growth in toll message volumes of 6.2% in 1997, substantially offset the decline in toll service revenues.

     The Company believes that competition for toll services, including the introduction of presubscription for intraLATA toll services, will continue to impact future revenue trends. See "Factors That May Impact Future Results - Competition - IntraLATA Toll Services" on page 13 for a discussion of presubscription.


DIRECTORY PUBLISHING REVENUES

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(33,511)           (96.9)%
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

     The decrease in directory publishing revenues in the first six months of 1997 was principally due to the transfer of directory publishing activities.

                        Bell Atlantic - Delaware, Inc.

OTHER ANCILLARY SERVICES REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $710                21.3%
--------------------------------------------------------------------------------

     The Company provides other ancillary services which include billing and collection services for long distance carriers, facilities rental services for affiliates and non-affiliates, and sales of materials and supplies to affiliates.

     Other ancillary services revenues increased in the first six months of 1997 primarily due to higher facilities rental revenues from affiliates.


VALUE-ADDED SERVICES REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $3,274              18.5%
--------------------------------------------------------------------------------

     Value-added services are a family of services which expand the utilization of the network. These services include products such as voice messaging services, Caller ID, Call Waiting, and Return Call, as well as more mature products such as Touch-Tone and customer premises wiring and maintenance services.

     Revenue growth from value-added services is principally the result of increased marketing and promotional efforts which have stimulated customer demand and usage. Demand for these services also has been fueled by the introduction of new and enhanced optional features.



OPERATING EXPENSES
------------------
(Dollars in Thousands)

Six Month Period Ended June 30                             1997            1996
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes........     $24,587        $ 28,798
Depreciation and amortization.......................      29,352          27,680
Other operating expenses............................      41,378          52,551
                                                         -------        --------
Total...............................................     $95,317        $109,029
                                                         =======        ========

EMPLOYEE COSTS

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(4,211)            (14.6)%
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

     The decrease in employee costs was primarily due to lower benefit costs. The reduction in benefit costs was caused by a number of factors, including an increase in the discount rate used to develop pension and postretirement benefit costs, favorable pension plan asset returns and lower than expected medical claims. The Company expects the lower level of benefit costs to continue through the third quarter of 1997. A decline in the level of employee costs incurred for repair and maintenance activity also contributed to the expense reduction in 1997. This decline was partially due to the impact of the severe weather experienced in the first quarter of 1996 which caused a higher level of costs to be expensed during that period. These cost reductions were partially offset by annual salary and wage increases and by increased overtime pay principally as a result of higher business volumes.

                        Bell Atlantic - Delaware, Inc.

DEPRECIATION AND AMORTIZATION

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $1,672              6.0%
--------------------------------------------------------------------------------

     The Company uses the composite group remaining life method to depreciate plant assets. Under this method, the Company periodically revises depreciation rates based on a number of factors. The composite depreciation rate was 7.8% for the six month period ended June 30, 1997 compared to 8.0% for the same period in 1996.

     Depreciation and amortization increased in the first six months of 1997 principally due to growth in depreciable telephone plant. This increase was offset, in part, by the effect of lower rates of depreciation and amortization.


OTHER OPERATING EXPENSES

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(11,173)           (21.3)%
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

     The decrease in other operating expenses was primarily attributable to the transfer of directory publishing activities.


OTHER EXPENSE, NET

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months                          $(100)
--------------------------------------------------------------------------------

     The change in other expense, net, was attributable to additional interest income primarily resulting from the purchase of short-term investments in December 1996 to prefund a trust for the payment of certain employee benefits.


INTEREST EXPENSE

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $583                14.9%
--------------------------------------------------------------------------------

     Interest expense increased principally due to a reduction in capitalized interest costs resulting from lower levels of telephone plant under construction.


EFFECTIVE INCOME TAX RATES

     Six Months Ended June 30
--------------------------------------------------------------------------------
     1997                                39.5%
--------------------------------------------------------------------------------
     1996                                41.9%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. The Company's effective income tax rate was lower in the first six months of 1997 principally due to the effect of prior period adjustments recorded in 1996.

                        Bell Atlantic - Delaware, Inc.

FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both June 30, 1997 and December 31, 1996, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

     As of June 30, 1997, the Company had $25,239,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation.

     The Company's debt ratio was 48.2% as of June 30, 1997, compared to 47.4% as of June 30, 1996 and 48.6% as of December 31, 1996.

     On August 1, 1997, the Company declared and paid a dividend in the amount of $9,200,000 to Bell Atlantic.


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

     A U.S. Court of Appeals recently found that the FCC unlawfully attempted to preempt state authority in implementing key provisions of the Act. It also found that several particularly objectionable provisions of the FCC's rules were inconsistent with the statutory requirements. In particular, it affirmed that states have exclusive jurisdiction over the pricing of interconnection elements and that the FCC could not lawfully allow competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. This decision should not delay the advent of local competition, since, under the previous stay of the FCC's rules, a number of interconnection agreements have been concluded and the Delaware Public Service Commission (PSC) has proceeded to address pricing and other standards for local interconnection.

     On December 30, 1996, the PSC established a schedule for the Company's "Statement of Generally Available Terms and Conditions for Interconnection, Unbundled Network Elements, Ancillary Services and Resale of Telecommunications Services" filing, which will establish the template for telecommunications competition in Delaware. The PSC issued its Findings and Opinions on this filing on July 8, 1997. The Company filed a petition for reconsideration on July 18, 1997. The PSC denied this petition on July 29, 1997.

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

Recent Developments - FCC Orders

     On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act. While there are additional decisions pending on Universal Service and Access Reform, based on the decisions to date the Company does not believe that these proceedings will result in a material adverse impact on its results of operations or financial condition.

     Access Charges

     Access charges are the rates long distance carriers pay for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the Company to recover its costs through rates which reflect the manner in which those costs are incurred. As of January 1, 1998, the FCC will require, in general, that interstate costs of the Company which do not vary based on usage be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from long distance carriers through usage-based rates. In addition, the FCC will require establishment of separate usage-based charges for originating and for terminating interstate interLATA traffic.

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

     Price Caps

     The FCC also adopted modifications to its price cap rules that affect access rate levels. Under the FCC's price cap rules, the Company's price cap index is adjusted annually by an inflation index (GDP-PI) less a fixed percentage intended to reflect increases in productivity (Productivity Factor). In the prior year, the Company's Productivity Factor was 5.3%. Effective July 1, 1997, the FCC created a single Productivity Factor for all price cap companies of 6.5%, and eliminated requirements to share a portion of future interstate earnings. The FCC required that rates be set as if the higher Productivity Factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with reconfiguration of the Company's network to provide equal access to facilities for all long distance carriers.

     On June 30, 1997, Bell Atlantic made its Annual Access Tariff Filing of Interstate Rates, which became effective on July 1, 1997. The rates included in the filing resulted in annual price decreases for the Company totaling approximately $6,600,000, of which $1,500,000 is a result of one-time adjustments which will only be in effect until July 1998.

     The FCC is expected to adopt an order later this year to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. The Company is unable to predict the results of this further proceeding.

     Universal Service

     The FCC also adopted rules designed to preserve "universal service" by ensuring that a basket of designated services are widely available and affordable to all customers, including low-income customers and customers in areas that are expensive to serve. The FCC's universal service support will approximate $1.5 billion for high cost areas pending completion of further FCC

                        Bell Atlantic - Delaware, Inc.

proceedings. By the third quarter of 1998, the FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine the methodology for determining high cost areas for non-rural carriers, the proper amount of federal universal service support for high cost areas, and how to assess the appropriate level of federal financial support required to continue to ensure affordable local telephone service. Any new high cost universal service support mechanism will become effective January 1, 1999.

     The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

     All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require the Company to contribute approximately 1% to 2% of its revenues for high cost and low income subsidies. The Company will also be contributing about 5% for schools, libraries and not-for-profit health care. The Company will, however, be afforded the opportunity to recover its universal service contributions through higher interstate charges to long distance carriers and end users.

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

     The Act addressed the issue of presubscription by prohibiting a state from requiring presubscription or "dialing parity" until the earlier of such time as an operating telephone company is authorized to provide interLATA long distance services originating in the state or until February 8, 1999. This prohibition does not apply to a final order requiring presubscription that was issued on or prior to December 19, 1995 or to single-LATA states.

     On January 7, 1997, the PSC issued an order establishing the competitive provisions of intraLATA toll services on a presubscribed basis by no later than July 31, 1997. On April 8, 1997, the PSC extended the implementation date to September 15, 1997.

     On June 11, 1997, the Company filed suit in federal district court in Delaware challenging the PSC order to implement intraLATA toll presubscription on September 15, 1997 on the grounds that Delaware is not a single-LATA state, as determined by the Commission. The Company asserted that presubscription should not be implemented until long distance authority is granted by the FCC. A temporary restraining order was issued by the court preventing the PSC from requiring the Company to provide customers with notice of the implementation of presubscription. The Company expects this case to be decided before the September 15, 1997 implementation date.

     Implementation of presubscription for intraLATA toll services could have a material negative effect on toll service revenues, especially if Bell Atlantic is not permitted to offer long distance services at the same time. Bell Atlantic expects to petition the FCC for permission to enter the in-region long distance market in one or more states in its jurisdiction in 1997. Bell Atlantic is unable to predict when it will receive such permission. The adverse impact on toll service revenues is expected to be partially offset by an increase in intraLATA access revenues.

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


OTHER MATTERS
-------------

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation (NYNEX) announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to the FCC's approval, which is expected to be received shortly. In connection with the FCC's review of the proposed merger, Bell Atlantic and NYNEX submitted a list of commitments they will follow to assure competition in their local exchange markets. The Company does not expect these commitments to have a material impact on its results of operations or financial condition.

     As a result of the merger, Bell Atlantic will incur special transition and integration costs in connection with completing the transaction and integrating the operations of Bell Atlantic and NYNEX. It is anticipated that the Company will bear a portion of the transition and integration costs.

     Bell Atlantic also expects to recognize recurring expense savings following completion of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. It is anticipated that the Company will recognize a portion of these savings.

     Cautionary Statement Concerning Forward-Looking Statements

     Information contained above with respect to the expected financial impact of the proposed merger, and other statements in this Management's Discussion and Analysis regarding expected future events and financial results, are forward-looking and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the Company; (ii) a significant further delay in the expected closing of the merger; (iii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform and universal service; (iv) the timing of presubscription for toll services; (v) future state regulatory actions in the Company's operating area; and (vi) the extent, timing and success of competition from others in the local telephone and toll service markets.

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


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits:

              Exhibit Number

              27 Financial Data Schedule.


         (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1997.

                        Bell Atlantic - Delaware, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELL ATLANTIC - DELAWARE, INC.



Date: August 8, 1997            By  /s/ Edwin F. Hall
                                   ---------------------------------------------
                                        Edwin F. Hall
                                        Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 5, 1997.