Form 10-Q
period 1997-09-30
BELL ATLANTIC DELAWARE INC
filed 1997-11-14
CIK 28729

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


    (Mark one)
         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1997

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
                            (Dollars in Thousands)


                                                                     Three months ended        Nine months ended
                                                                        September 30,            September 30,
                                                                    ----------------------   ----------------------
                                                                       1997        1996         1997        1996
                                                                    ----------  ----------   ---------   ----------
OPERATING REVENUES (including $1,717, $2,249,
     $5,985 and $6,995 to affiliates)..........................       $ 65,207    $ 64,101    $198,721     $219,048
                                                                      --------    --------    --------     --------
OPERATING EXPENSES
     Employee costs, including benefits and taxes..............         13,351      14,272      37,938       43,070
     Depreciation and amortization.............................         16,354      14,274      45,706       41,954
     Taxes other than income...................................          1,686       1,682       4,253        4,325
     Other (including $15,779, $16,404, $45,465
          and $47,151 to affiliates)...........................         21,183      19,953      60,299       70,169
                                                                      --------    --------    --------     --------
                                                                        52,574      50,181     148,196      159,518
                                                                      --------    --------    --------     --------
OPERATING INCOME...............................................         12,633      13,920      50,525       59,530

OTHER INCOME AND (EXPENSE), NET................................             29        (268)        165         (228)

INTEREST EXPENSE (including $589, $475, $1,486
     and $1,270 to affiliates).................................          2,343       1,984       6,848        5,906
                                                                      --------    --------    --------     --------

Income Before Provision for Income Taxes and
     Cumulative Effect of Change in Accounting Principle.......         10,319      11,668      43,842       53,396
PROVISION FOR INCOME TAXES.....................................          4,137       4,641      17,380       22,141
                                                                      --------    --------    --------     --------

Income Before Cumulative Effect of Change
     in Accounting Principle...................................          6,182       7,027      26,462       31,255

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE
     Directory Publishing, Net of Tax..........................            ---         ---         ---           88
                                                                      --------    --------    --------     --------

NET INCOME.....................................................       $  6,182    $  7,027    $ 26,462     $ 31,343
                                                                      ========    ========    ========     ========


REINVESTED EARNINGS
     At beginning of period....................................        $27,522     $30,007    $ 25,150     $ 22,030
     Add:  net income..........................................          6,182       7,027      26,462       31,343
                                                                      --------    --------    --------     --------
                                                                        33,704      37,034      51,612       53,373
     Deduct:  dividends........................................          9,200       9,300      23,400       24,800
              other changes....................................              1         ---       3,709          839
                                                                      --------    --------    --------     --------
     At end of period..........................................       $ 24,503    $ 27,734    $ 24,503     $ 27,734
                                                                      ========    ========    ========     ========


                      See Notes to Financial Statements.

                         Bel Atlantic - Delaware, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                    ASSETS
                                    ------

                                                 September 30,  December 31,
                                                     1997           1996
                                                 -------------  ------------

CURRENT ASSETS
Short-term investments.........................       $  1,568      $  5,106
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $4,942 and $5,616..         46,404        47,263
     Affiliates................................          5,956         5,783
Material and supplies..........................          3,602         2,911
Prepaid expenses...............................          6,512        10,847
Deferred income taxes..........................          3,176           108
Other..........................................            400           517
                                                      --------      --------
                                                        67,618        72,535
                                                      --------      --------

PLANT, PROPERTY AND EQUIPMENT..................        779,916       743,519
Less accumulated depreciation..................        397,692       373,314
                                                      --------      --------
                                                       382,224       370,205
                                                      --------      --------

OTHER ASSETS...................................          4,628         4,286
                                                      --------      --------

TOTAL ASSETS...................................       $454,470      $447,026
                                                      ========      ========


                      See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                (Dollars in Thousands, Except Per Share Amount)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                 September 30,  December 31,
                                                     1997           1996
                                                 -------------  ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate.................       $ 25,459      $ 14,982
     Other.....................................             43           ---
Accounts payable and accrued liabilities:
     Affiliates................................         28,631        32,804
     Other.....................................         42,802        38,662
Advance billings and customer deposits.........          7,845         7,892
                                                      --------      --------
                                                       104,780        94,340
                                                      --------      --------

LONG-TERM DEBT
Note payable to affiliate......................         20,000        20,000
Other..........................................        101,297       101,171
                                                      --------      --------
                                                       121,297       121,171
                                                      --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...................         48,970        50,620
                                                      --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................         20,715        19,063
Unamortized investment tax credits.............          2,532         2,849
Other..........................................         13,231        15,391
                                                      --------      --------
                                                        36,478        37,303
                                                      --------      --------

SHAREOWNER'S INVESTMENT
Common stock, $25 par value per share..........        118,442       118,442
     Authorized shares:  5,262,280
     Outstanding shares: 4,737,686
Reinvested earnings............................         24,503        25,150
                                                      --------      --------
                                                       142,945       143,592
                                                      --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..       $454,470      $447,026
                                                      ========      ========


                      See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                        Nine months ended
                                                          September 30,
                                                      ----------------------
                                                        1997          1996
                                                      --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........   $ 66,384      $ 69,677
                                                      --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............      3,538          (605)
Additions to plant, property and equipment.........    (60,111)      (51,762)
Other, net.........................................      2,346         1,395
                                                       -------       -------
Net cash used in investing activities..............    (54,227)      (50,972)
                                                       -------       -------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations..       (32)           ---
Net change in note payable to affiliate............    10,477          8,090
Dividends paid.....................................   (23,400)       (24,800)
Net change in outstanding checks drawn
     on controlled disbursement accounts...........       798         (1,995)
                                                      -------        -------
Net cash used in financing activities..............   (12,157)       (18,705)
                                                      -------        -------


NET CHANGE IN CASH.................................       ---            ---


CASH, BEGINNING OF PERIOD..........................       ---            ---
                                                      -------        -------


CASH, END OF PERIOD................................   $   ---        $   ---
                                                      =======        =======

                      See Notes to Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     Bell Atlantic - Delaware, Inc. (the Company) is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation and certain retroactive adjustments to conform accounting methodologies as a result of the merger of Bell Atlantic and NYNEX Corporation (NYNEX) (see Note 2). These financial statements reflect all adjustments which are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, refer to the financial statements filed with the Company's 1996 Form 10-K.

2.   Bell Atlantic - NYNEX Merger

     On August 14, 1997, Bell Atlantic and NYNEX completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. The stockholders of each company approved the merger at special meetings held in November 1996. Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. The merger has been accounted for as a pooling of interests.

     As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, the Company has recorded an after-tax charge of $418,000 to reinvested earnings to recognize its liability for carryover vacation pay as if the merger had occurred as of the beginning of the earliest period presented.

Merger-Related Costs

     Results of operations for the third quarter of 1997 include merger-related pre-tax costs totaling approximately $1,700,000, consisting of $500,000 for direct incremental costs and $1,200,000 for employee severance costs. A small portion of costs for transition and integration were also incurred by the Company. These costs include the Company's allocated share of merger-related costs from Bell Atlantic Network Services, Inc. (NSI), an affiliate which provides centralized services on a contract basis.

     Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs represent the Company's proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Transition and integration costs consist of the Company's proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX.

Additional Charges

     In the third quarter of 1997, the Company recorded pre-tax charges of approximately $3,700,000 in connection with consolidating operations and combining organizations and for special items arising in the quarter. These charges include the Company's allocated share of charges from NSI. A discussion of these charges follows:

     The Company recognized pre-tax charges of approximately $1,300,000 for the write-down of obsolete fixed assets.

     The Company also recognized pre-tax charges of approximately $2,400,000 for contingencies associated with various regulatory and legal matters.


3.   Dividend

     On November 3, 1997, the Company declared and paid a dividend in the amount of $5,400,000 to Bell Atlantic.

                        Bell Atlantic - Delaware, Inc.

4.   Transfer of Directory Publishing Activities

     On January 1, 1997, the Company transferred, at net book value without gain or loss, certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary. The stock of the subsidiary was immediately distributed to Bell Atlantic. The transfer of such assets and liabilities was completed as part of Bell Atlantic's and the Company's response to the requirements of the Telecommunications Act of 1996, which prohibits the Company from engaging in electronic publishing or joint sales and marketing of electronic products.

     Net assets transferred by the Company totaled approximately $3,500,000, and consisted of deferred directory production costs (included in prepaid expenses), fixed assets, and related deferred tax liabilities.

     Revenues and direct expenses related to the Company's directory publishing activities transferred were approximately $33,800,000 and $11,400,000, respectively, for the nine month period ended September 30, 1996. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

5.   Litigation and Other Contingencies

     Various legal actions and regulatory proceedings are pending to which the Company is a party. The Company has established reserves for liabilities in connection with regulatory and legal matters which it currently deems to be probable and estimable. The Company does not expect that the ultimate resolution of these matters in future periods will have a material effect on the Company's financial position, but it could have a material effect on results of operations.

                        Bell Atlantic - Delaware, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income for the first nine months of 1997 of $26,462,000, compared to net income of $31,343,000 for the same period in 1996.

Bell Atlantic - NYNEX Merger

     On August 14, 1997, Bell Atlantic and NYNEX completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. The stockholders of each company approved the merger at special meetings held in November 1996. Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. The merger has been accounted for as a pooling of interests.

     As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, the Company has recorded an after-tax charge of $418,000 to reinvested earnings to recognize its liability for carryover vacation pay as if the merger had occurred as of the beginning of the earliest period presented.

Merger-Related Costs

     Results of operations for the third quarter of 1997 include merger-related pre-tax costs totaling approximately $1,700,000, consisting of $500,000 for direct incremental costs and $1,200,000 for employee severance costs. A small portion of costs for transition and integration were also incurred by the Company. These costs include the Company's allocated share of merger-related costs from Bell Atlantic Network Services, Inc. (NSI), an affiliate which provides centralized services on a contract basis.

     Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs represent the Company's proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Transition and integration costs consist of the Company's proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX.

     Bell Atlantic expects to incur between $400 million and $500 million (pre-tax) in additional transition and integration merger-related expenses over the three years following the closing of the merger. It is anticipated that the Company will recognize a portion of these costs.

Additional Charges

     In the third quarter of 1997, the Company recorded pre-tax charges of approximately $3,700,000 in connection with consolidating operations and combining organizations and for special items arising in the quarter. These charges include the Company's allocated share of charges from NSI. A discussion of these charges follows:

     The Company recognized pre-tax charges of approximately $1,300,000 for the write-down of obsolete fixed assets.

     The Company also recognized pre-tax charges of approximately $2,400,000 for contingencies associated with various regulatory and legal matters.

Transfer of Directory Publishing Activities

     On January 1, 1997, the Company transferred, at net book value without gain or loss, certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary. The stock of the subsidiary was immediately distributed to Bell Atlantic. The transfer of such assets and liabilities was completed as part of Bell Atlantic's and the Company's response to the requirements of the Telecommunications Act of 1996, which prohibits the Company from engaging in electronic publishing or joint sales and marketing of electronic products.

                        Bell Atlantic - Delaware, Inc.

     Net assets transferred by the Company totaled approximately $3,500,000, and consisted of deferred directory production costs (included in prepaid expenses), fixed assets, and related deferred tax liabilities.

     Revenues and direct expenses related to the Company's directory publishing activities transferred were approximately $33,800,000 and $11,400,000, respectively, for the nine month period ended September 30, 1996. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

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

--------------------------------------------------------------------------------

     These and other items affecting the comparison of the Company's results of operations for the nine month periods ended September 30, 1997 and 1996 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1996 Annual Report on Form 10-K.


OPERATING REVENUE STATISTICS
----------------------------

                                                 1997       1996        % Change
--------------------------------------------------------------------------------
At September 30
---------------
  Access Lines in Service (in thousands)
     Residence............................        338        324            4.3%
     Business.............................        191        183            4.4
     Public...............................          6          6            ---
                                               ------     ------
                                                  535        513            4.3
                                               ======     ======

Nine Month Period Ended September 30
------------------------------------
  Access Minutes of Use (in millions).....      1,517      1,444            5.1
                                               ======     ======

  Toll Messages (in thousands)............     51,083     48,287            5.8
                                               ======     ======

                        Bell Atlantic - Delaware, Inc.


OPERATING REVENUES
------------------
(Dollars in Thousands)

Nine Month Period Ended September 30         1997          1996         % Change
--------------------------------------------------------------------------------
Local service.......................       $109,100      $ 98,152          11.2%
Network access......................         49,625        49,267            .7
Long distance services..............         23,669        24,194          (2.2)
Ancillary services..................         14,709        12,247          20.1
Directory and information services..          1,618        35,188         (95.4)
                                           --------      --------
Total...............................       $198,721      $219,048          (9.3)
                                           ========      ========

LOCAL SERVICE REVENUES

     1997-1996                      Increase
--------------------------------------------------------------------------------
     Nine Months          $10,948             11.2%
--------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services which expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call, as well as more mature products such as Touch-Tone.

     Higher usage of the Company's network facilities was the primary reason for the increase in local service revenues in the nine months ended September 30, 1997. This growth was generated by an increase in access lines in service of 4.3% from September 30, 1996. This access line growth primarily reflects higher demand for Centrex services and an increase in additional residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in 1997.

     Revenue growth in 1997 was boosted by increased revenues from value-added services. This increase was principally the result of higher customer demand and usage, fueled in part by the introduction of new and enhanced optional features.

     For a discussion of the Telecommunications Act of 1996, which will open the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 13.


NETWORK ACCESS REVENUES

     1997-1996                      Increase
--------------------------------------------------------------------------------
     Nine Months             $358               .7%
--------------------------------------------------------------------------------

     Network access revenues are earned from long distance carriers for their use of the Company's local exchange facilities in providing long distance services to their customers, and from end-user subscribers. Switched access revenues are derived from usage-based charges paid by long distance carriers for access to the Company's network. Special access revenues arise from access charges paid by long distance carriers and end-users who have private networks. End-user access revenues are earned from the Company's customers who pay for access to the network.

     Network access revenues increased in the first nine months of 1997 due to higher customer demand as reflected by growth in access minutes of use of 5.1% in the nine month period of 1997 over the same period last year. Volume growth was boosted by the expansion of the business market, particularly for high capacity services. Higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in 1997.

     Volume-related growth was partially offset by the effect of price reductions mandated by the Federal Communications Commission (FCC). Effective July 1, 1997, the Company implemented price decreases of approximately $6,600,000 on an annual

                        Bell Atlantic - Delaware, Inc.

basis for interstate access services, in connection with the FCC's price cap plan. Revenues also were reduced by special charges for contingencies associated with regulatory matters, as previously discussed.

     It is expected that the impact of price decreases, in connection with the FCC's price cap plan effective July 1, 1997, will be more than offset by volume increases and the effect of prior year accruals. For a further discussion of FCC rulemakings concerning price caps, access charges and universal service, see "Factors That May Impact Future Results - Recent Developments - FCC Orders" beginning on page 14.


LONG DISTANCE SERVICES REVENUES

     1997-1996                     (Decrease)
--------------------------------------------------------------------------------
     Nine Months            $(525)            (2.2)%
--------------------------------------------------------------------------------

     Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company (intraLATA toll). Other long distance services include 800 services and Wide Area Telephone Service (WATS).

     Increased competition for intraLATA toll, WATS and private line services contributed substantially to the reduction in long distance services revenues in 1997. The effect on revenues and message volumes from competition for long distance services increased in the third quarter of 1997 as a result of the introduction of presubscription. These revenue decreases were partially offset by growth in toll message volumes of 5.8% in the first nine months of 1997 as compared to the same period in 1996.

     The Company believes that competition for long distance services, including the introduction of presubscription in the third quarter of 1997, will continue to impact future revenue trends. See "Factors That May Impact Future Results - Competition - IntraLATA Toll Services" on page 15 for a further discussion of presubscription.


ANCILLARY SERVICES REVENUES

     1997-1996                      Increase
--------------------------------------------------------------------------------
     Nine Months           $2,462             20.1%
--------------------------------------------------------------------------------

     The Company provides ancillary services which include billing and collection services for long distance carriers and affiliates, customer premises equipment (CPE) services, facilities rental services for affiliates and non-affiliates, voice messaging, sales of materials and supplies to affiliates, ISDN and other high bandwidth services.

     Higher ancillary services revenues in 1997 resulted from increases in facilities rental revenues from affiliates and nonperformance fees received from a vendor. Revenue growth from voice messaging services, principally Answer Call, and billing and collection services performed for affiliates also contributed to higher revenues in 1997.


DIRECTORY AND INFORMATION SERVICES REVENUES

     1997-1996                     (Decrease)
--------------------------------------------------------------------------------
     Nine Months         $(33,570)           (95.4)%
--------------------------------------------------------------------------------

     As described earlier, the Company transferred certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary, effective January 1, 1997. As a result, revenues associated with directory publishing activities transferred are no longer earned by the Company. The Company's directory and information services revenues in 1997 are earned primarily from fees for non-publication of telephone numbers, multiple white page listings and usage of directory listings.

     The decrease in directory and information services revenues in 1997 was principally due to the effect of the transfer of directory publishing activities.

                        Bell Atlantic - Delaware, Inc.


OPERATING EXPENSES
------------------
(Dollars in Thousands)

Nine Month Period Ended September 30               1997      1996       % Change
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes..  $ 37,938  $ 43,070       (11.9)%
Depreciation and amortization.................    45,706    41,954         8.9
Taxes other than income.......................     4,253     4,325        (1.7)
Other operating expenses......................    60,299    70,169       (14.1)
                                                --------  --------
Total.........................................  $148,196  $159,518        (7.1)
                                                ========  ========


EMPLOYEE COSTS

     1997-1996                     (Decrease)
--------------------------------------------------------------------------------
     Nine Months          $(5,132)           (11.9)%
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

     The decrease in employee costs was primarily due to a reduction in benefit costs caused by a number of factors, including an increase in the discount rate used to develop pension and postretirement benefit costs, favorable pension plan asset returns and lower than expected medical claims. Lower overtime pay and a decline in the level of employee costs incurred for repair and maintenance activity also contributed to the expense reduction in 1997. This decline was partially due to the impact of the severe weather experienced in the first quarter of 1996 which caused a higher level of costs to be expensed during that period.

     These cost reductions were partially offset by annual salary and wage increases, the effect of increased work force levels principally as a result of higher business volumes, and merger-related costs recorded in the third quarter of 1997. As described earlier, the Company recognized approximately $300,000 in benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The Company also recorded approximately $200,000 for direct incremental merger-related costs associated with compensation arrangements. Merger-related costs associated with employees of NSI were allocated to the Company and are included in other operating expenses.


DEPRECIATION AND AMORTIZATION

     1997-1996                      Increase
--------------------------------------------------------------------------------
     Nine Months           $3,752              8.9%
--------------------------------------------------------------------------------

     Depreciation and amortization increased in the first nine months of 1997 as a result of the recording of approximately $1,300,000 for the write-down of obsolete fixed assets in the third quarter of 1997, as previously mentioned. Charges associated with the write-down of obsolete fixed assets of NSI were allocated to the Company and are included in other operating expenses. Higher depreciation expense was also caused by growth in depreciable telephone plant. These expense increases were partially offset by the effect of lower rates of depreciation and amortization.

                        Bell Atlantic - Delaware, Inc.

TAXES OTHER THAN INCOME

     1997-1996                     (Decrease)
--------------------------------------------------------------------------------
     Nine Months             $(72)            (1.7)%
--------------------------------------------------------------------------------

     Taxes other than income consist of taxes for gross receipts, property, capital stock and other nonincome-based items.

     The decrease in taxes other than income was primarily due to prior period adjustments to the federal superfund tax recorded in 1997. This decrease was partially offset by higher property tax expense.


OTHER OPERATING EXPENSES

     1997-1996                     (Decrease)
--------------------------------------------------------------------------------
     Nine Months          $(9,870)           (14.1)%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

     As a result of the transfer of directory publishing activities, certain direct and allocated expenses related to the activities transferred are no longer incurred by the Company.

     The decrease in other operating expenses was primarily attributable to the effect of the transfer of directory publishing activities. This decrease was partially offset by the Company's allocated share of employee severance costs, direct incremental and transition merger-related costs and charges associated with the write-down of obsolete fixed assets incurred by NSI.


OTHER INCOME AND (EXPENSE), NET

     1997-1996                      Increase
--------------------------------------------------------------------------------
     Nine Months             $393            172.4%
--------------------------------------------------------------------------------

     The change in other income and (expense), net, was primarily attributable to the effect of a loss related to the disposition of certain property recognized in the third quarter of 1996. Additional interest income primarily resulting from the purchase of short-term investments in December 1996 to prefund a trust for the payment of certain employee benefits also contributed to the change in other income and (expense), net.


INTEREST EXPENSE

     1997-1996                      Increase
--------------------------------------------------------------------------------
     Nine Months             $942             15.9%
--------------------------------------------------------------------------------

     Interest expense increased principally due to a reduction in capitalized interest costs resulting from lower levels of telephone plant under construction.

                        Bell Atlantic - Delaware, Inc.

EFFECTIVE INCOME TAX RATES

     Nine Months Ended September 30
--------------------------------------------------------------------------------
     1997                            39.6%
--------------------------------------------------------------------------------
     1996                            41.5%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. The Company's effective income tax rate was lower in the first nine months of 1997 principally due to the effect of prior period adjustments recorded in 1996.


FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at September 30, 1997, September 30, 1996 and December 31, 1996, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

     As of September 30, 1997, the Company had $14,541,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation.

     The Company's debt ratio was 50.7% as of September 30, 1997, compared to 48.6% as of September 30, 1996 and 48.7% as of December 31, 1996.

     On November 3, 1997, the Company declared and paid a dividend in the amount of $5,400,000 to Bell Atlantic.


FACTORS THAT MAY IMPACT FUTURE RESULTS
--------------------------------------

Bell Atlantic- NYNEX Merger

     The merger of Bell Atlantic and NYNEX was completed on August 14, 1997. Bell Atlantic expects to recognize recurring expense savings following completion of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. It is anticipated that the Company will recognize a portion of these savings.

Telecommunications Industry Changes

     The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996 (the Act), other public policy changes and technological advances. These changes are likely to bring increased competitive pressures in the Company's current business, but will also open new markets to Bell Atlantic.

     The Act became law on February 8, 1996 and replaced the Modification of Final Judgment (MFJ). In general, the Act includes provisions that open local exchange markets to competition and permit Bell Atlantic to provide interLATA (long distance) services and to engage in manufacturing, previously prohibited by the MFJ. However, the ability of Bell Atlantic to provide in-region long distance service is largely dependent on satisfying certain conditions contained in the Act. The requirements include a 14-point "competitive checklist" of steps the Company must take which will help competitors offer local service, through resale, the purchase of unbundled network elements, or through their own networks. Bell Atlantic must also demonstrate to the FCC that its entry into the in-region long distance market would be in the public interest.

     Bell Atlantic expects to petition the FCC for permission to enter the in-region long distance market in New York by early 1998 and one or more other states during the first half of 1998, and anticipates entering the long distance market in at least one jurisdiction during the second half of 1998. The timing of Bell Atlantic's long distance entry in each of its 14 jurisdictions

                        Bell Atlantic - Delaware, Inc.

depends on the receipt of FCC approval. There can be no assurance that any approval will be forthcoming in time to permit Bell Atlantic to enter the in-region long distance market on this schedule.

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

     On December 30, 1996, the PSC established a schedule for its consideration of the Company's "Statement of Generally Available Terms and Conditions for Interconnection, Unbundled Network Elements, Ancillary Services and Resale of Telecommunications Services," to establish the template for telecommunications competition in Delaware. The PSC issued its Findings and Opinions on this filing on July 8, 1997. The Company filed a petition for reconsideration on July 18, 1997, which was denied by the PSC on July 29, 1997. The Company appealed the PSC's decision to the federal district court in Delaware on September 8, 1997. While the appeal is pending, competitors may continue to purchase network elements at the prices established by the PSC.

     The Company is unable to predict definitively the impact that the Act will ultimately have on its business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in the Company's markets, and the timing, extent and success of Bell Atlantic's pursuit of new opportunities resulting from the Act.

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

     Access Charges

     Interstate access charges are the rates long distance carriers pay for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the Company to recover a greater portion of its costs through rates which reflect the manner in which those costs are incurred. Beginning in January 1998, the FCC will require a phased restructuring of access charges, so that interstate costs of the Company which do not vary based on usage will be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from long distance carriers through usage-based rates. In addition, the FCC will require establishment of separate usage-based charges for originating and for terminating interstate interLATA traffic.

     A portion of the Company's interstate costs are also recovered through flat monthly charges to subscribers (subscriber line charges). Under the FCC's order, subscriber line charges for primary residential and single line businesses will remain unchanged initially, but such charges for additional residential lines and multi-line businesses will rise.

                        Bell Atlantic - Delaware, Inc.

     Price Caps

     The FCC also adopted modifications to its price cap rules that affect access rate levels. Under the FCC's price cap rules, the Company's price cap index is adjusted annually by an inflation index (GDP-PI) less a fixed percentage intended to reflect increases in productivity (Productivity Factor). In the prior year, the Company's Productivity Factor was 5.3%. Effective July 1, 1997, the FCC created a single Productivity Factor of 6.5% for all price cap companies, and eliminated requirements to share a portion of future interstate earnings. The FCC required that rates be set as if the higher Productivity Factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with the Company's implementation of equal access to all long distance carriers.

     On June 30, 1997, Bell Atlantic made its Annual Access Tariff Filing of Interstate Rates, which became effective on July 1, 1997. The rates included in the filing resulted in annual price decreases for the Company totaling approximately $6,600,000, of which $1,500,000 is a result of one-time adjustments which will only be in effect until July 1998.

     The FCC is expected to adopt an order in 1998 to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. The Company is unable to predict the results of this further proceeding.

     Universal Service

     The FCC also adopted rules designed to preserve "universal service" by ensuring that a basket of designated services is widely available and affordable to all customers, including low-income customers and customers in areas that are expensive to serve. The FCC's universal service support will approximate $1.5 billion for high cost areas pending completion of further FCC proceedings. The FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine the methodology for determining high cost areas for non-rural carriers, and the proper amount of federal universal service support for high cost areas. A new federal high cost universal service support mechanism will become effective January 1, 1999.

     The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

     All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require the Company to contribute approximately 2% of its interstate retail revenues for high cost and low income subsidies. The Company will also be contributing a portion of its total retail revenues for schools, libraries and not-for-profit health care. The Company will recover its contributions through interstate charges to long distance carriers and end users.

Competition

     IntraLATA Toll Services

     IntraLATA toll services are calls that originate and terminate within the same LATA, but cover a greater distance than a local call. These services are generally regulated by the PSC rather than federal authorities. The PSC permits other carriers to offer intrastate intraLATA toll services in the Company's jurisdiction.

     On September 15, 1997, the Company implemented presubscription as required by the PSC. Presubscription enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code. Prior to the implementation of presubscription, these toll calls were completed by the Company unless the customer dialed a code to access another carrier.

     Implementation of presubscription for intraLATA toll services could have a material negative effect on intraLATA toll services revenues, especially since Bell Atlantic is not permitted to offer long distance services at this time. The adverse impact on intraLATA toll services revenues is expected to be partially offset by an increase in intraLATA access revenues.

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

OTHER MATTERS
-------------

     Cautionary Statement Concerning Forward-Looking Statements

     Information contained above with respect to expected financial results and future events and trends in this Management's Discussion and Analysis is forward-looking, based on the Company's estimates and assumptions and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the Company; (ii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform and universal service; (iii) future state regulatory actions and economic conditions in the Company's operating area; and (iv) the extent, timing and success of competition from others in the local telephone and intraLATA toll service markets.

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b) Report on Form 8-K filed during the quarter ended September 30, 1997:

                A Current Report on Form 8-K, dated August 14, 1997, was filed regarding the consummation of the merger of a wholly owned subsidiary of Bell Atlantic Corporation with and into NYNEX Corporation.

                        Bell Atlantic - Delaware, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BELL ATLANTIC - DELAWARE, INC.



Date: November 13, 1997             By  /s/ Edwin F. Hall
                                       -----------------------------
                                            Edwin F. Hall
                                            Controller



    UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 10, 1997.