Form 10-Q
period 1998-09-30
BELL ATLANTIC DELAWARE INC
filed 1998-11-10
CIK 28729

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


  (Mark one)
     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

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
                            (Dollars in Thousands)


                                                      Three months ended    Nine months ended
                                                         September 30,        September 30,
                                                      -------------------  -------------------
                                                        1998       1997      1998       1997
                                                      --------   --------  --------   --------
OPERATING REVENUES (including $1,177, $1,730,
  $4,705 and $5,661 to affiliates).................   $ 71,218   $ 65,207  $208,909   $198,721
                                                      --------   --------  --------   --------

OPERATING EXPENSES
  Employee costs, including benefits and taxes.....     10,819     13,351    33,899     37,938
  Depreciation and amortization....................     16,011     16,354    46,732     45,706
  Taxes other than income..........................      1,584      1,686     4,342      4,253

  Other (including $16,451, $15,779,
    $46,480 and $45,465 to affiliates).............     21,231     21,183    64,794     60,299
                                                      --------   --------  --------   --------
                                                        49,645     52,574   149,767    148,196
                                                      --------   --------  --------   --------


OPERATING INCOME...................................     21,573     12,633    59,142     50,525

OTHER INCOME, NET..................................        185         29       620        165

INTEREST EXPENSE (including $777, $589,
  $2,287 and $1,486 to affiliates).................      2,378      2,343     7,163      6,848
                                                      --------   --------  --------   --------

Income Before Provision for Income Taxes...........     19,380     10,319    52,599     43,842

PROVISION FOR INCOME TAXES.........................      7,863      4,137    21,264     17,380
                                                      --------   --------  --------   --------

NET INCOME.........................................   $ 11,517   $  6,182  $ 31,335   $ 26,462
                                                      ========   ========  ========   ========


REINVESTED EARNINGS
  At beginning of period...........................   $ 43,375   $ 27,522  $ 28,153   $ 25,150
  Add:  net income.................................     11,517      6,182    31,335     26,462
                                                      --------   --------  --------   --------
                                                        54,892     33,704    59,488     51,612
  Deduct:  dividends...............................      4,600      9,200     9,200     23,400
           other changes...........................        ---          1        (4)     3,709
                                                      --------   --------  --------   --------
  At end of period.................................   $ 50,292   $ 24,503  $ 50,292   $ 24,503
                                                      ========   ========  ========   ========

                  See Notes to Condensed Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars In Thousands)


                                    ASSETS
                                    ------



                                             September 30,  December 31,
                                                 1998           1997
                                             -------------  ------------
CURRENT ASSETS
Short-term investments......................      $    711      $  4,060
Accounts receivable:
  Trade and other, net of allowances for
     uncollectibles of $5,590 and $5,048....        51,485        47,425
  Affiliates................................         3,731         4,421
Material and supplies.......................         2,272         3,107
Prepaid expenses............................         6,810         5,409
Deferred income taxes.......................         2,164         3,032
Other.......................................           413           534
                                                  --------      --------
                                                    67,586        67,988
                                                  --------      --------


PLANT, PROPERTY AND EQUIPMENT...............       860,538       793,533
Less accumulated depreciation...............       445,513       404,162
                                                  --------      --------
                                                   415,025       389,371
                                                  --------      --------

OTHER ASSETS................................         5,198        15,467
                                                  --------      --------

TOTAL ASSETS................................      $487,809      $472,826
                                                  ========      ========



                  See Notes to Condensed Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                (Dollars In Thousands, Except Per Share Amount)



                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                     September 30,  December 31,
                                                         1998           1997
                                                     -------------  ------------

CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate..........................     $ 34,769      $ 31,470
  Other..............................................       15,046            88
Accounts payable and accrued liabilities:
  Affiliates.........................................       27,422        30,544
  Other..............................................       35,971        48,763
Advance billings and customer deposits...............        8,540         8,135
                                                          --------      --------
                                                           121,748       119,000
                                                          --------      --------
LONG-TERM DEBT
Note payable to affiliate............................       20,000        20,000
Other................................................       86,278       101,449
                                                          --------      --------
                                                           106,278       121,449
                                                          --------      --------

EMPLOYEE BENEFIT OBLIGATIONS.........................       43,709        48,278
                                                          --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes................................       29,757        23,296
Unamortized investment tax credits...................        2,196         2,427
Other................................................       15,387        11,781
                                                          --------      --------
                                                            47,340        37,504
                                                          --------      --------

SHAREOWNER'S INVESTMENT
Common stock, $25 par value per share................      118,442       118,442
  Authorized shares:  5,262,280
  Outstanding shares: 4,737,686
Reinvested earnings..................................       50,292        28,153
                                                          --------      --------
                                                           168,734       146,595
                                                          --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT........     $487,809      $472,826
                                                          ========      ========





                  See Notes to Condensed Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars In Thousands)


                                                          Nine months ended
                                                             September 30,
                                                         ---------------------
                                                           1998         1997
                                                         --------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES..........      $ 76,626     $ 66,384
                                                         --------     --------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............         3,349        3,538
Additions to plant, property and equipment.........       (73,048)     (60,111)
Other, net.........................................           482        2,346
                                                         --------     --------
Net cash used in investing activities..............       (69,217)     (54,227)
                                                         --------     --------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations..           (47)         (32)
Net change in note payable to affiliate............         3,299       10,477
Dividends paid.....................................        (9,200)     (23,400)
Net change in outstanding checks drawn
  on controlled disbursement accounts..............        (1,461)         798
                                                         --------     --------
Net cash used in financing activities..............        (7,409)     (12,157)
                                                         --------     --------


NET CHANGE IN CASH.................................           ---          ---


CASH, BEGINNING OF PERIOD..........................           ---          ---
                                                         --------     --------


CASH, END OF PERIOD................................      $    ---     $    ---
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

2. Debt

   On October 14, 1998, the Company announced it will redeem on November 13, 1998, $15,000,000 of 7.75% debentures due in 2013. In connection with this redemption, the Company will record an extraordinary charge of $259,000 in the fourth quarter of 1998.

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

4. Recent Accounting Pronouncement

Costs of Computer Software

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be applied prospectively and adopted no later than January 1, 1999.


   The Company currently capitalizes initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed as incurred. Bell Atlantic estimates that the implementation of SOP 98-1 will result in a net after-tax benefit of $200 million to $250 million to its consolidated results of operations in 1999 due to the prospective capitalization of costs which were previously expensed as incurred. The estimated impact on the results of operations of the Company in 1999 has not yet been determined.


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

   It is expected that the merger will qualify as a "pooling of interests," which means for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE. The companies expect to close the merger in the second half of 1999.

                        Bell Atlantic - Delaware, Inc.

ITEM 2. Management's Discussion and Analysis Of Results Of Operations (Abbreviated Pursuant To General Instruction H(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

   The Company reported net income of $31,335,000 for the nine month period ended September 30, 1998, compared to net income of $26,462,000 for the same period in 1997.

   The Company's results for 1998 and 1997 were affected by the following special items. The special charges in both years include the Company's allocated share of charges from Bell Atlantic Network Services, Inc. (NSI).


  . In 1998, the Company recorded pre-tax charges totaling approximately $900,000 for transition and integration costs related to the merger of Bell Atlantic and NYNEX Corporation (NYNEX).


  . In 1997, the Company recorded pre-tax charges totaling approximately $5,400,000 in connection with the completion of the merger of Bell Atlantic and NYNEX in August 1997 and other special items arising during the period. These charges included: approximately $1,700,000 for merger-related costs (consisting of $1,200,000 for employee severance costs and $500,000 for direct incremental costs); $1,300,000 for the write-down of obsolete fixed assets; and $2,400,000 for contingencies associated with various regulatory and legal matters. A small portion of transition and integration costs were also incurred by the Company.

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

  These and other items affecting the comparison of the Company's results of operations for the nine month periods ended September 30, 1998 and 1997 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1997 Annual Report on Form 10-K.


OPERATING REVENUE STATISTICS
----------------------------

                                                1998   1997  % Change
--------------------------------------------------------------------------------

At September 30
---------------
 Access Lines in Service (in thousands)*
  Residence...............................       357    338     5.6%
  Business................................       213    200     6.5
  Public..................................         6      6      --
                                               -----  -----
                                                 576    544     5.9
                                               =====  =====

Nine Month Period Ended September 30
------------------------------------
 Access Minutes of Use (in millions)......     1,724  1,517    13.6
                                               =====  =====


* 1997 reflects a restatement of access lines in service to include Primary Rate ISDN (Integrated Services Digital Network) channels to conform with the 1998 presentation.

                        Bell Atlantic - Delaware, Inc.

OPERATING REVENUES
------------------
(Dollars in Thousands)

Nine Month Period Ended September 30          1998       1997
--------------------------------------------------------------------------------

Local services.........................   $119,073   $109,100
Network access services................     52,496     49,625
Long distance services.................     19,243     23,669
Ancillary services.....................     16,405     14,709
Directory and information services.....      1,692      1,618
                                          --------   --------
Total..................................   $208,909   $198,721
                                          ========   ========


LOCAL SERVICES REVENUES

   1998 - 1997                    Increase
--------------------------------------------------------------------------------
   Nine Months              $9,973        9.1%
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

   Higher usage of the Company's network facilities was the primary reason for the increase in local services revenues in the first nine months of 1998. This growth was generated, in part, by an increase in access lines in service of 5.9% over the same period in 1997. Access line growth primarily reflects higher demand for Centrex services and an increase in additional residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in 1998.

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


NETWORK ACCESS SERVICES REVENUES


   1998 - 1997                    Increase
--------------------------------------------------------------------------------
   Nine Months              $2,871        5.8%
--------------------------------------------------------------------------------

   Network access services revenues are earned from carriers for their use of the Company's local exchange facilities in providing usage services to their customers. In addition, end-user subscribers pay flat rate access fees to connect to the Company's network.

   Network access services revenues grew in the first nine months of 1998 primarily as a result of higher customer demand, reflected by growth in access minutes of use of 13.6% over the same period in 1997. Volume growth was boosted by the expansion of the business market, particularly for high-capacity services. Demand for special access services grew as Internet service providers and other high-capacity users increased their utilization of the Company's network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in 1998. Volume-related growth was partially offset by net price reductions mandated by a federal price cap plan.

                        Bell Atlantic - Delaware, Inc.

   In July 1998, the Company implemented price decreases of approximately $600,000 on an annual basis for interstate services in connection with the Federal Communications Commission's (FCC) Price Cap Plan, compared to price decreases of approximately $6,600,000 under the Company's July 1997 filing.
The rates included in this 1998 filing will be in effect through June 1999. The rates include amounts necessary to recover the Company's contribution to the FCC's new universal service fund. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income consumers and rural health care providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the fund. The Company's contributions to the universal service fund are included in Other Operating Expenses.

   Revenue growth in 1998 also reflects the effect of special charges recorded in 1997 for contingencies associated with regulatory matters.


LONG DISTANCE SERVICES REVENUES


   1998 - 1997                    (Decrease)
--------------------------------------------------------------------------------
   Nine Months             $(4,426)        (18.7)%
--------------------------------------------------------------------------------

   Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company (intraLATA toll). Other long distance services that the Company provides include 800 services and Wide Area Telephone Service (WATS).

   Long distance services revenues declined in the first nine months of 1998 primarily due to increased competition for intraLATA toll services as a result of the introduction of presubscription in September 1997. Presubscription permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. The adverse impact on long distance services revenues as a result of presubscription was partially mitigated by increased network access services revenues for usage of the Company's network by these alternative providers.

   Price reductions on certain toll services as part of the Company's response to competition and lower revenues from WATS and private line services also contributed to the decline in long distance services revenues in 1998. These revenue reductions were partially offset by higher calling volumes generated by an increase in access lines in service.

ANCILLARY SERVICES REVENUES

   1998 - 1997                    Increase
--------------------------------------------------------------------------------
   Nine Months              $1,696          11.5%
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

   Ancillary services revenues grew in the first nine months of 1998 primarily as a result of increased demand by long distance carriers and affiliates for billing and collection services and increased market penetration for voice messaging services, principally Home Voice Mail.


DIRECTORY AND INFORMATION SERVICES REVENUES

   1998 - 1997                    Increase
--------------------------------------------------------------------------------
   Nine Months                 $74           4.6%
--------------------------------------------------------------------------------

   Directory and information services revenues are earned primarily from fees for nonpublication of telephone numbers and multiple white page listings, and from a contract with an affiliate for usage of the Company's directory listings.

   The increase in directory and information services revenues in 1998 was due to higher fees received from an affiliate for use of the Company's directory listings and higher demand for multiple white page listings.

                        Bell Atlantic - Delaware, Inc.

OPERATING EXPENSES
------------------
(Dollars in Thousands)


Nine Month Period Ended September 30                1998      1997
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes..  $ 33,899  $ 37,938
Depreciation and amortization.................    46,732    45,706
Taxes other than income.......................     4,342     4,253
Other operating expenses......................    64,794    60,299
                                                --------  --------
Total.........................................  $149,767  $148,196
                                                ========  ========

EMPLOYEE COSTS

   1998 - 1997                    (Decrease)
--------------------------------------------------------------------------------
   Nine Months             $(4,039)        (10.6)%
--------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid direct by the Company. Similar costs incurred by employees of NSI, who provide centralized services on a contractual basis, are allocated to the Company and are included in Other Operating Expenses.

   Employee costs decreased in the first nine months of 1998 primarily as a result of lower pension and benefit costs. The reduction in pension and benefit costs was caused by a number of factors, including favorable pension plan investment returns and lower than expected retiree medical claims. The effect of lower work force levels and the effect of severance and direct incremental merger-related costs recorded in the third quarter of 1997 also contributed to the decrease in employee costs. These reductions were partially offset by annual salary and wage increases for management and associate employees.


   Labor Contract Settlement

   Associate employee wages, and pension and other benefits are determined under a contract with the union representing associate employees of the Company. In September 1998, the Communications Workers of America (CWA) ratified a new 2-year contract. The contract provides for wage increases of up to 3.8 percent effective August 9, 1998, and up to 4 percent effective August 8, 1999. Pensions will increase by 11 percent. Union-represented employees are eligible for standard cash awards of $400 for 1998 and $500 for 1999, which can be increased or decreased based on financial and customer care performance results. The new contract also includes other benefit improvements and certain employment security provisions.


DEPRECIATION AND AMORTIZATION


   1998 - 1997                    Increase
--------------------------------------------------------------------------------
   Nine Months              $1,026           2.2%
--------------------------------------------------------------------------------

   Depreciation and amortization expense increased in the first nine months of 1998 over the same period in 1997 principally as a result of growth in depreciable telephone plant. This expense increase was partially offset by the effect of the recording of a write-down of obsolete fixed assets in the third quarter of 1997. The effect of lower rates of depreciation and amortization also offset the increase in expense.

                        Bell Atlantic - Delaware, Inc.

TAXES OTHER THAN INCOME

   1998 - 1997                    Increase
--------------------------------------------------------------------------------
   Nine Months                 $89           2.1%
--------------------------------------------------------------------------------

   Taxes other than income consist principally of taxes for gross receipts, property, capital stock and business licenses.

   The increase in taxes other than income was primarily due to prior year adjustments to the federal superfund tax and higher estimates for certain regulatory fees. These increases were partially offset by a reduction in business license fees.


OTHER OPERATING EXPENSES

   1998 - 1997                    Increase
--------------------------------------------------------------------------------
   Nine Months              $4,495           7.5%
--------------------------------------------------------------------------------

   Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

   The increase in other operating expenses was attributable to a combination of higher network software purchases, higher interconnection charges for terminating calls on the networks of competitive local exchange and other carriers and higher centralized services expenses allocated from NSI. The rise in centralized services expenses was primarily caused by transition and integration costs allocated to the Company in connection with the merger of Bell Atlantic and NYNEX Corporation, partially offset by lower pension and benefit costs incurred by NSI. The Company also recognized additional costs in 1998 as a result of its contribution to the federal universal service fund described earlier.

   These increases were partially offset by lower costs for contract services due, in part, to the disposition of Bell Atlantic's ownership interest in Bell Communications Research Inc. (Bellcore) in November 1997. The Company continues to contract with Bellcore for technical and support services, but to a lesser extent in 1998. The effect of merger-related costs and other special items recorded in the third quarter of 1997 further offset the increases in other operating expenses. These charges were comprised of the Company's allocated share of employee severance costs, direct incremental and transition merger-related costs and charges associated with the write-down of obsolete fixed assets.


OTHER INCOME, NET

   1998 - 1997                    Increase
--------------------------------------------------------------------------------
   Nine Months                $455         275.8%
--------------------------------------------------------------------------------

   The change in other income, net, was attributable to the recognition of interest income in connection with the settlement of tax-related matters in the first nine months of 1998.


INTEREST EXPENSE

   1998 - 1997                    Increase
--------------------------------------------------------------------------------
   Nine Months                $315           4.6%
--------------------------------------------------------------------------------

   Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

   Interest expense increased principally due to the effect of higher levels of average short-term debt. This increase was partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction.

                        Bell Atlantic - Delaware, Inc.

EFFECTIVE INCOME TAX RATES

   Nine Months Ended September 30
--------------------------------------------------------------------------------
   1998                                 40.4%
--------------------------------------------------------------------------------
   1997                                 39.6%
--------------------------------------------------------------------------------

   The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. The Company's effective income tax rate was higher in the first nine months of 1998 principally as a result of a reduction in the amortization of investment tax credits and higher tax credits recorded in 1997.


FINANCIAL CONDITION
-------------------

   The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and to pay dividends. While current liabilities exceeded current assets at both September 30, 1998 and 1997 and December 31, 1997, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

        As of September 30, 1998, the Company had $5,231,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation and $34,769,000 of available borrowings outstanding. The debt securities of the Company continue to be accorded high ratings by primary rating agencies. Subsequent to the announcement of the Bell Atlantic - GTE merger, rating agencies have maintained current credit ratings, but have placed the ratings of the Company under review for potential downgrade. In a subsequent and unrelated event, Moody's Investor Services changed its methodology for rating diversified U.S. Telecommunications Companies. As a result, the debt rating of the Company was downgraded to reflect this new rating methodology.

   The Company's debt ratio was 48.1% as of September 30, 1998, compared to 50.7% as of September 30, 1997 and 51.1% as of December 31, 1997.

   On October 14, 1998, the Company announced it will redeem on November 13, 1998, $15,000,000 of 7.75% debentures due in 2013. In connection with this redemption, the Company will record an extraordinary charge of $259,000 in the fourth quarter of 1998.

                        Bell Atlantic - Delaware, Inc.

OTHER MATTERS
-------------

     Year "2000" Update

     Bell Atlantic's comprehensive program to evaluate and address the impact of the Year 2000 date transition on its operations, including those of the Company, includes steps to (a) inventory and assess for Year 2000 compliance its equipment, software and systems, (b) determine which items will be remediated, replaced or retired, and establish a plan to accomplish these steps, (c) remediate, replace or retire the items, (d) test the items, where required, and
(e) provide management with reporting and issues management to support a seamless transition to the Year 2000.

State of Readiness

     For Bell Atlantic's operating telephone subsidiaries, centralized services entities and general corporate operations, the program focuses on the following project groups: Network Elements, Application Systems, and Information Technology Infrastructure. As of September 30, 1998, the inventory, assessment and detailed planning phases for these projects have been completed or virtually completed, and remediation/replacement/retirement and testing activities are well underway. The inventory items that were not assessed as Year 2000 compliant and that require action to avoid service impact are to be fixed, replaced, or retired. Bell Atlantic's goal for these operations is to have its network and any other mission critical systems Year 2000 compliant (including testing) by June 30, 1999. Below is a more detailed breakdown of the efforts to date:

     Network Elements - Approximately 350 different types of network elements
     ----------------
     (such as central office switches) appearing in over one hundred thousand instances. When combined in various ways and using network application systems, these elements are the building blocks of customer services and networked information transmission of all kinds. Approximately 70% of these element types, representing over 90% of all deployed network elements, were originally assessed as Year 2000 compliant. Of the deployed network elements requiring remediation, approximately 38% have been repaired or replaced as of September 30, 1998 and certification testing/evaluation is well underway. Bell Atlantic has also made substantial progress on the remaining network elements and is on track to make its June 30, 1999 objectives in this area.

     Application Systems - Approximately 1,200 application systems supporting:
     -------------------
     (i) network and customer service provisioning, network and service administration and maintenance, (ii) customer care and billing functions, and (iii) human resources, finance and general corporate functions. Approximately 48% of these application systems were originally assessed compliant or to be retired. As of September 30, 1998, approximately 45% of all application systems have successfully completed certification testing/evaluation or have been retired. Bell Atlantic has made substantial progress on the remaining application systems and is on track to make its June 30, 1999 objectives in this area.

     Information Technology Infrastructure - Approximately 40 mainframe, 1,000
     -------------------------------------
     mid-range, and 90,000 personal computers, and related network components and software products that compose the corporation's information technology
     (IT) infrastructure. There are approximately 1,350 unique types of elements in the inventory for the IT infrastructure, of which approximately 73% were originally assessed as compliant or to be retired. As of September 30 1998, approximately 49% of all element types have successfully completed certification testing/evaluation or have been retired. Bell Atlantic has made substantial progress on the remaining items and is on track to make its June 30, 1999 objective in this area.

     For Bell Atlantic's other controlled or majority-owned subsidiaries, including Bell Atlantic Mobile (BAM) and its Information Services Group (ISG) companies, the inventory, assessment and planning efforts are substantially complete, and remediation/replacement/retirement and testing activities are in progress. BAM, ISG, and, in general, all of the other controlled or majority-owned subsidiaries are on track to have their mission critical systems compliant by the end of June 1999.

     Bell Atlantic's Year 2000 program also includes a project to review and remediate affected systems (including those with embedded technology) within its buildings and other facilities, a project to assure Year 2000 compliance across all of its internal business processes, and other specific projects directed towards insuring it meets its Year 2000 objectives.

                        Bell Atlantic - Delaware, Inc.

     Third Party Issues

     Vendor Issues
     -------------
     In general, Bell Atlantic's product vendors have made available either Year 2000-compliant versions of their offerings or new compliant products as replacements of discontinued offerings. In most cases, the compliance "status" of the product in question is based on vendor-provided information, which remains subject to Bell Atlantic's testing and verification activities. In several instances, vendors have not met original delivery schedules, resulting in delayed testing and deployment. At this time, Bell Atlantic does not anticipate that such delays will have a material impact on its ability to achieve Year 2000 compliance within its desired timeframes. Bell Atlantic is continuing Year 2000-related discussions with utilities and similar services providers. In general, information requests to such service providers have yielded less meaningful information than inquiries to its product vendors. As a result, Bell Atlantic cannot yet determine the Year 2000 readiness of most key utilities and similar services providers or the likelihood that those providers will successfully complete the Year 2000 transition. Bell Atlantic intends to monitor critical service provider activities, as appropriate, through the completion of their respective remediation projects.

     Some of Bell Atlantic's vendors continue to express concerns about providing information on the status of the Year 2000 compliance efforts for their products or services, citing factors such as liability concerns, logistical complexity and possible adverse customer relations. Although known gaps in Bell Atlantic's information gathering efforts are relatively small in comparison to the voluminous data already received, some of the information still required relates to important items, such as test plans and detailed results. Bell Atlantic will continue to pursue all appropriate measures with its vendors in order to resolve information sharing issues, and anticipates that the recently enacted Year 2000 Information and Readiness Disclosure Act will have a positive impact on information sharing by its vendors.

     Customer Issues
     ---------------
     Bell Atlantic's customers remain keenly interested in the progress of its Year 2000 efforts, and it anticipates increased demand for information, including detailed testing data and company-specific responses. Bell Atlantic is providing limited warranties of Year 2000 compliance for certain new telecommunications services and other offerings, but it does not expect any resulting warranty costs to be material.

     Interconnecting Carriers
     ------------------------
     Bell Atlantic's network operations interconnect with domestic and international networks of other carriers. If one of these interconnecting carriers should fail or suffer adverse impact from a Year 2000 problem, Bell Atlantic's customers could experience impairment of service.

Costs

     From the inception of Bell Atlantic's Year 2000 project through September 30, 1998, and based on the cost tracking methods it has historically applied, Bell Atlantic has incurred total pre-tax expenses of approximately $95 million ($70 million of which was incurred in the nine months ended September 30, 1998), and it has made capital expenditures of approximately $80 million (all of which was made in the nine months ended September 30, 1998).

     For the years 1998 and 1999, Bell Atlantic expects to incur total pre-tax expenses for its Year 2000 project of approximately $200 million to $300 million and total capital expenditures of $200 million to $250 million.

     Bell Atlantic has investments in various joint ventures and other interests. At this time, Bell Atlantic does not anticipate that the impact of any Year 2000 remediation costs that they incur will be material to its results of operations.

                        Bell Atlantic - Delaware, Inc.

Risks

     The failure to correct a material Year 2000 problem could cause an interruption or failure of certain of Bell Atlantic's normal business functions or operations, which could have a material adverse effect on its results of operations, liquidity or financial condition; however, it considers such a likelihood remote. Due to the uncertainty inherent in other Year 2000 issues that are ultimately beyond Bell Atlantic's control, including, for example, the final Year 2000 readiness of its suppliers, customers, interconnecting carriers, and joint venture and investment interests, it is unable to determine at this time the likelihood of a material impact on its results of operations, liquidity or financial condition, due to such Year 2000 issues. However, Bell Atlantic is taking appropriate prudent measures to mitigate that risk. Bell Atlantic anticipates that, in the event of any material interruptions or failures of its service resulting from actual or perceived Year 2000 problems within or beyond its control, it could be subject to third party claims.

Contingency Plans

     As a public telecommunications carrier, Bell Atlantic has had considerable experience successfully dealing with natural disasters and other events requiring contingency planning and execution. As part of Bell Atlantic's efforts to develop appropriate Year 2000 contingency plans, it is reviewing its existing Emergency Preparedness and Disaster Recovery plans for any necessary modifications.

     Bell Atlantic has developed, where appropriate, contingency plans for addressing delays in remediation activities. For example, delay in the installation of a new Year 2000 compliant system could require remediation of the existing system. It is also developing a corporate Year 2000 contingency plan to ensure that core business functions and key support processes are in place for uninterrupted processing and service, in the event of external (e.g. power, public transportation, water), internal or supply chain failures (i.e. critical dependencies on another entity for information, data or services). Bell Atlantic anticipates that an initial draft of its corporate contingency plan will be ready in the first quarter of 1999.

                        Bell Atlantic - Delaware, Inc.

                          PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings

           There were no proceedings reportable under this Item.

ITEM 6.    Exhibits And Reports On Form 8-k


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1998.

                        Bell Atlantic - Delaware, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BELL ATLANTIC - DELAWARE, INC.


Date:  November 10, 1998           By  /s/ Edwin F. Hall
                                      -------------------------------------
                                           Edwin F. Hall
                                           Controller


     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 4, 1998.