Form 10-Q
period 1999-06-30
BELL ATLANTIC DELAWARE INC
filed 1999-08-11
CIK 28729

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              __________________

                                   FORM 10-Q
                              __________________


       (Mark one)
           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

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


                                                                     Three Months Ended                Six Months Ended
                                                                          June 30,                          June 30,
                                                              ------------------------------------------------------------------
                                                                   1999              1998             1999             1998
--------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
 (including $1,143, $1,678, $2,651 and                            $75,344           $70,047         $147,015         $137,691
 $3,528 to affiliates)                                        -------------------------------------------------------------------

OPERATING EXPENSES
Employee costs, including benefits and taxes                      10,319            11,388           20,867           23,080
Depreciation and amortization                                     16,435            15,663           32,590           30,721
Other (including $16,230, $16,441,
 $30,814 and $30,029 to affiliates)                               27,603            23,684           47,541           46,321
                                                              -------------------------------------------------------------------
                                                                  54,357            50,735          100,998          100,122
                                                              -------------------------------------------------------------------

OPERATING INCOME                                                  20,987            19,312           46,017           37,569

OTHER INCOME, NET
 (including $7, $0, $7, and $0 from affiliates)                       39               396              106              435

INTEREST EXPENSE
 (including $609, $758, $1,334 and $1,510 to affiliates)           2,116             2,410            4,270            4,785
                                                              -------------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                          18,910            17,298           41,853           33,219

PROVISION FOR INCOME TAXES                                         7,711             7,003           17,042           13,401
                                                              -------------------------------------------------------------------

NET INCOME                                                       $11,199           $10,295          $24,811         $ 19,818
                                                              ===================================================================

                  See Notes to Condensed Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                    ASSETS
                                    ------


                                                             June 30,              December 31,
                                                               1999                    1998
----------------------------------------------------------------------------------------------------
CURRENT ASSETS
Short-term investments                                        $  1,438               $  4,313
Accounts receivable:
 Trade and other, net of allowances for
       uncollectibles of $5,127 and $5,197                      50,062                 51,626
 Affiliates                                                      4,369                  3,922
Material and supplies                                            1,356                  1,583
Prepaid expenses                                                 4,091                  4,000
Deferred income taxes                                            2,997                  2,732
Other                                                              277                    556
                                                        -------------------------------------
                                                                64,590                 68,732
                                                        -------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                  898,336                869,702
Less accumulated depreciation                                  483,556                457,681
                                                        -------------------------------------
                                                               414,780                412,021
                                                        -------------------------------------

OTHER ASSETS                                                     5,153                  3,650
                                                        -------------------------------------

TOTAL ASSETS                                                  $484,523               $484,403
                                                        =====================================

                  See Notes to Condensed Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                (Dollars in Thousands, Except Per Share Amount)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------



                                                                    June 30,              December 31,
                                                                      1999                   1998
----------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
 Note payable to affiliate                                         $ 24,605              $ 43,083
 Other                                                               15,049                15,046
Accounts payable and accrued liabilities:
 Affiliates                                                          23,780                27,036
 Other                                                               35,409                34,272
Advance billings and customer deposits                                9,385                 9,027
                                                             ------------------------------------
                                                                    108,228               128,464
                                                             ------------------------------------

LONG-TERM DEBT
Note payable to affiliate                                            20,000                20,000
Other                                                                71,333                71,345
                                                             ------------------------------------
                                                                     91,333                91,345
                                                             ------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                         38,899                42,683
                                                             ------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                33,277                27,837
Unamortized investment tax credits                                    1,993                 2,120
Other                                                                14,262                14,034
                                                             ------------------------------------
                                                                     49,532                43,991
                                                             ------------------------------------

SHAREOWNER'S INVESTMENT
Common stock, $25 par value per share                               118,442               118,442
 Authorized shares:  5,262,280
 Outstanding shares: 4,737,686
Reinvested earnings                                                  78,267                59,656
Accumulated other comprehensive loss                                   (178)                 (178)
                                                             ------------------------------------
                                                                    196,531               177,920
                                                             ------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                      $484,523              $484,403
                                                             ====================================

                  See Notes to Condensed Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                                            Six Months Ended
                                                                                June 30,
                                                            ---------------------------------------------
                                                                       1999                  1998
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          $ 58,168              $ 50,426
                                                            ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                  2,875                   981
Additions to plant, property and equipment                          (34,953)              (50,803)
Other, net                                                            1,009                   101
                                                            ---------------------------------------------
Net cash used in investing activities                               (31,069)              (49,721)
                                                            ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations                       (19)                  (36)
Net change in note payable to affiliate                             (18,478)                5,712
Dividend paid                                                        (6,200)               (4,600)
Net change in outstanding checks drawn
     on controlled disbursement accounts                             (2,402)               (1,781)
                                                            ---------------------------------------------
Net cash used in financing activities                               (27,099)                 (705)
                                                            ---------------------------------------------

NET CHANGE IN CASH                                                      ---                   ---

CASH, BEGINNING OF PERIOD                                               ---                   ---
                                                            ---------------------------------------------

CASH, END OF PERIOD                                                $    ---              $    ---
                                                            =============================================

                  See Notes to Condensed Financial Statements.

                        Bell Atlantic - Delaware, Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

   Bell Atlantic - Delaware, Inc. is a wholly owned subsidiary of Bell
Atlantic Corporation (Bell Atlantic). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1998.

   We have reclassified certain amounts from the prior year's data to conform to the 1999 presentation.

2. Dividend

   On August 2, 1999, we declared and paid a dividend in the amount of $6,200,000 to Bell Atlantic.

3. New Accounting Standards

Costs of Computer Software

   Effective January 1, 1999, we adopted Statement of Position (SOP) No.
98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP No. 98-1, we capitalize the cost of internal-use software which has a useful life in excess of one year. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we now capitalize interest associated with the development of internal-use software. The effect of adopting SOP No. 98-1 for Bell Atlantic was an increase in net income of approximately $115 million for the six months ended June 30, 1999.

Costs of Start-Up Activities

   Effective January 1, 1999, we adopted SOP No. 98-5, "Reporting on the
Costs of Start-up Activities." Under this accounting standard, we expense costs of start-up activities as incurred, including pre-operating, pre-opening and other organizational costs. The adoption of SOP No. 98-5 did not have a material effect on our results of operations or financial condition because we have not historically capitalized start-up activities.

Derivatives and Hedging Activities

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year.

   Under the amended pronouncement, we must adopt SFAS No. 133 no later than January 1, 2001. The adoption of SFAS No. 133 will have no material effect on our results of operations or financial condition because we currently do not enter into the use of derivative instruments or participate in hedging activities.

                         Bell Atlantic - Delaware, Inc.

4. Shareowner's Investment


                                                                                 Accumulated
                                                                                    Other
                                              Common            Reinvested      Comprehensive
(Dollars in Thousands)                         Stock             Earnings            Loss
-------------------------------------------------------------------------------------------------
Balance at December 31, 1998                  $118,442           $59,656            $ (178)
Net income                                                        24,811
Dividend paid to Bell Atlantic                                    (6,200)
                                        ---------------------------------------------------------
Balance at June 30, 1999                      $118,442           $78,267            $ (178)
                                        =========================================================

   Net income and comprehensive income were the same for the six months ended June 30, 1999 and 1998.

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

   It is expected that the merger will qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free.

   Bell Atlantic and GTE are working diligently to complete the merger at the earliest practicable date. However, the companies must obtain the approval of a variety of state and federal regulatory agencies and, accordingly, the merger may close in the first half of 2000.

                        Bell Atlantic - Delaware, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

   We reported net income of $24,811,000 for the six months ended June 30, 1999, compared to net income of $19,818,000 for the same period in 1998.

   Our results for 1999 and 1998 were affected by special items. The special items in both periods include our allocated share of charges from Bell Atlantic Network Services, Inc. (NSI).

   The following table shows how special items are reflected in our condensed statements of income for each period:

                                                        (Dollars in Thousands)
Six Months Ended June 30                                1999             1998
-------------------------------------------------------------------------------
Employee Costs
 Merger transition costs                               $ ---            $   4

Other Operating Expenses
 Merger transition costs                                  35              323
 Allocated merger transition costs                       359              171
                                                    ---------------------------
                                                       $ 394            $ 498
                                                    ===========================

Merger-related Costs

   In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax transition and integration costs of $394,000 in the first six months of 1999 and $498,000 in the first six months of 1998.

   Transition and integration costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition and integration costs are expensed as incurred.



OPERATING REVENUE STATISTICS
----------------------------

                                                  1999        1998    % Change
-------------------------------------------------------------------------------
At June 30
----------
Access Lines in Service (in thousands)
 Residence                                         368         352        4.5%
 Business                                          216         210        2.9
 Public                                              6           6        ---
                                             ---------------------
                                                   590         568        3.9
                                             =====================
Six Months Ended June 30
------------------------
Access Minutes of Use (in millions)              1,258       1,111       13.2
                                             =====================

                        Bell Atlantic - Delaware, Inc.

OPERATING REVENUES
------------------
(Dollars in Thousands)

Six Months Ended June 30                               1999              1998
---------------------------------------------------------------------------------
Local services                                     $ 83,627          $ 78,922
Network access services                              38,922            34,521
Long distance services                               10,764            12,804
Ancillary services                                   13,702            11,444
                                             -----------------------------------
Total                                              $147,015          $137,691
                                             ===================================

LOCAL SERVICES REVENUES

   1999 - 1998                             Increase
--------------------------------------------------------------------------------
   Six Months                        $4,705         6.0%
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

   Growth in local services revenues in 1999 was primarily due to higher usage of our network facilities. This growth was generated, in part, by an increase in access lines in service of 3.9% from June 30, 1998. Access line growth primarily reflects higher demand for Centrex services and an increase in additional residential lines.

   Local services revenue growth in 1999 also reflects strong customer demand and usage of our data transport and digital services. Revenues from our value-added services were boosted in 1999 by marketing and promotional campaigns offering new service packages.

   Growth in local services revenues was partially offset by a decline in revenues from our pay phone services, due to the increasing popularity of wireless communications. In addition, the resale of access lines and the provision of unbundled network elements to competitive local exchange carriers reduced revenues in 1999.


NETWORK ACCESS SERVICES REVENUES

   1999 - 1998                             Increase
--------------------------------------------------------------------------------
   Six Months                        $4,401         12.7%
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

   Network access services revenue growth in 1999 was mainly attributable to higher customer demand, as reflected by growth in access minutes of use of 13.2% from the same period in 1998. Volume growth also reflects a continuing expansion of the business market, particularly for high-capacity services. In 1999, demand for special access services increased, reflecting a greater utilization of our network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in 1999.

   Volume-related growth was partially offset by net price reductions mandated by a federal price cap plan. The Federal Communications Commission
(FCC) regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year under the rules of the Price Cap Plan.

                        Bell Atlantic - Delaware, Inc.

   In July 1999, we implemented interstate price decreases of approximately $500,000 on an annual basis in connection with the FCC's Price Cap Plan. The rate changes include amounts necessary to recover our contributions to the FCC's universal service fund, which are included in Other Operating Expenses. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income customers and rural health care providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the universal service fund. Contributions to the schools and libraries fund have been assessed based on total interstate and intrastate retail revenues. As described in Other Matters - FCC Regulation and Interstate Rates - Universal Service, the U.S. Court of Appeals recently reversed the decision to include intrastate revenues in the calculation of contributions to the schools and libraries fund. It also reversed the decision to require local telephone companies to recover their universal service contributions through access charges rather than charges to their end-user customers. Our rates are subject to change every quarter due to potential increases or decreases in our contribution to the universal service fund. The July 1999 rate changes include an annual increase of approximately $800,000 in the required contributions to this fund. These rates will be in effect through June 2000. Interstate price decreases were $600,000 on an annual basis for the period July 1998 through June 1999. These rates were increased by approximately $400,000 on an annual basis for the period January 1999 through June 1999 to reflect primarily the unification of pre-merger Bell Atlantic and NYNEX access rates.

LONG DISTANCE SERVICES REVENUES

   1999 - 1998                             (Decrease)
--------------------------------------------------------------------------------
   Six Months                        $(2,040)       (15.9)%
--------------------------------------------------------------------------------

   Long distance services revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). Other long distance services that we provide include 800 services and Wide Area Telephone Service (WATS).

   The decline in long distance services revenues was principally caused by the competitive effects of presubscription for intraLATA toll services. Presubscription permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers.


ANCILLARY SERVICES REVENUES

   1999 - 1998                            Increase
--------------------------------------------------------------------------------
   Six Months                        $2,258      19.7%
--------------------------------------------------------------------------------

   Our ancillary services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation by competitive local exchange carriers, usage of separately priced (unbundled) components of our network by competitive local exchange carriers, voice messaging, customer premises equipment (CPE) and wiring and maintenance services, and sales of materials and supplies to affiliates. Ancillary services revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

   Ancillary services revenues were higher in 1999 as a result of increased demand for billing and collection services and higher payments from competitive local exchange carriers for interconnection of their network with our network and for the purchase of unbundled network elements. Growth in wiring installation services revenues and voice messaging services revenues also contributed to the increase in ancillary services revenues in 1999, but to a lesser extent.

                        Bell Atlantic - Delaware, Inc.

OPERATING EXPENSES
------------------
(Dollars in Thousands)

Six Months Ended June 30                                        1999          1998
-----------------------------------------------------------------------------------------
Employee costs, including benefits and taxes                 $ 20,867      $ 23,080
Depreciation and amortization                                  32,590        30,721
Other operating expenses                                       47,541        46,321
                                                        ---------------------------------
Total                                                        $100,998      $100,122
                                                        =================================

EMPLOYEE COSTS

   1999 - 1998                             (Decrease)
--------------------------------------------------------------------------------
   Six Months                       $(2,213)         (9.6)%
--------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by us. Similar costs incurred by employees of NSI, who provide centralized services on a contract basis, are allocated to us and are included in Other Operating Expenses.

   Employee costs decreased in the first six months of 1999 primarily as a result of lower pension and benefit costs, the effect of lower work force levels and a reduction in associate overtime pay. Annual salary and wage increases for management and associate employees partially offset these cost reductions.

   The decline in pension and benefit costs was due to a number of factors, principally, lower pension costs as a result of favorable pension plan investment returns and changes in plan provisions and actuarial assumptions. These factors were partially offset by increased health care costs caused by inflation and benefit plan improvements provided for under new contracts with associate employees.


DEPRECIATION AND AMORTIZATION

   1999 - 1998                             Increase
--------------------------------------------------------------------------------
   Six Months                       $1,869           6.1%
--------------------------------------------------------------------------------

   Depreciation and amortization expense increased in the first six months of 1999 over the same period in 1998 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The adoption of Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" also contributed to the increase in depreciation and amortization expense in the first six months of 1999, but to a lesser extent. Under this new accounting standard, computer software developed or obtained for internal use is now capitalized and amortized. Previously, we expensed most of these software purchases as incurred. For additional information on SOP No. 98-1, see Note 3 to the condensed financial statements. These expense increases were partially offset by the effect of lower rates of depreciation.


OTHER OPERATING EXPENSES

   1999 - 1998                             Increase
--------------------------------------------------------------------------------
   Six Months                       $1,220           2.6%
--------------------------------------------------------------------------------

   Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

   The increase in other operating expenses in the first six months of 1999 was largely attributable to higher interconnection payments to competitive local exchange and other carriers to terminate calls on their networks (reciprocal compensation). We have been required by our state regulators to pay "reciprocal compensation" to competitive local exchange and other carriers to terminate calls on their networks, including an increasing volume of one-way traffic from our customers to internet service

                        Bell Atlantic - Delaware, Inc.

providers that are their customers. In February 1999, the FCC confirmed that such traffic is largely interstate but concluded that it would not interfere with state regulatory decisions requiring payment of reciprocal compensation for such traffic and that carriers are bound by their existing interconnection agreements. The FCC tentatively concluded that future compensation arrangements for calls to Internet service providers should be negotiated by carriers and arbitrated, if necessary, before the state commissions under the terms of the Telecommunications Act of 1996 (1996 Act). The FCC has initiated a proceeding to consider, alternatively, the adoption of federal rules to govern future inter-carrier compensation for this traffic. We have asked the U.S. Court of Appeals to review the FCC's decision that state commissions may require payment of reciprocal compensation for this traffic. The Delaware Public Service Commission has issued a decision requiring us to continue to pay reciprocal compensation on Internet-bound traffic.

   The increase in other operating expenses was partially offset by the effect of adopting SOP No. 98-1.


OTHER INCOME, NET

   1999 - 1998                           (Decrease)
--------------------------------------------------------------------------------
   Six Months                       $(329)        (75.6)%
--------------------------------------------------------------------------------

   The change in other income, net, was attributable to the recognition of interest income in connection with the settlement of tax-related matters in 1998.


INTEREST EXPENSE

   1999 - 1998                           (Decrease)
--------------------------------------------------------------------------------
   Six Months                       $(515)        (10.8)%
--------------------------------------------------------------------------------

   Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

   Interest expense decreased in the first six months of 1999 over the same period in 1998 principally due to the effect of refinancing long-term debt with short-term debt at a more favorable interest rate in November 1998. This decrease was partially offset by a reduction in capitalized interest costs primarily resulting from lower levels of average telephone plant under construction.


EFFECTIVE INCOME TAX RATES

   Six Months Ended June 30
--------------------------------------------------------------------------------
   1999                                     40.7%
--------------------------------------------------------------------------------
   1998                                     40.3%
--------------------------------------------------------------------------------

   The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in the first six months of 1999 principally due to income tax credits recorded in 1998.

                        Bell Atlantic - Delaware, Inc.

FINANCIAL CONDITION
-------------------

   We use the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both June 30, 1999 and 1998 and December 31, 1998, our sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain our capital structure to ensure financial flexibility.

   As of June 30, 1999, we had $15,395,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. Our debt securities continue to be accorded high ratings by primary rating agencies. Subsequent to the announcement of the Bell Atlantic - GTE merger, rating agencies have maintained current credit ratings, but have placed our ratings under review for potential downgrade.

   Our debt ratio was 40.0% at June 30, 1999, compared to 49.5% at June 30, 1998 and 45.7% at December 31, 1998.

   On August 2, 1999, we declared and paid a dividend in the amount of $6,200,000 to Bell Atlantic.


OTHER MATTERS
-------------

FCC Regulation and Interstate Rates

   Price Caps

   In May 1999, the U.S. Court of Appeals reversed the FCC's establishment of a 6.5% productivity factor in calculating the annual price cap index applied to our interstate access rates. The court directed the FCC to reconsider and explain the methods used in selecting the productivity factor. The court granted the FCC a stay of its order, however, until April 1, 2000. As a result, our annual price cap filing effective July 1, 1999 includes the effects of the FCC's 6.5% productivity factor (see Operating Revenues - Network Access Services).

   Universal Service

   On July 30, 1999, the U.S. Court of Appeals reversed certain aspects of the FCC's universal service order. While the court generally upheld the FCC's rules creating a fund to support service to schools and libraries, it reversed that portion of the rules that included intrastate revenues as part of the basis for assessing contributions to that fund. The court also reversed the portion of the FCC's order that required local telephone companies to recover their universal service contributions generally through increases to their interstate access revenues, rather than through charges directly to their end-user customers.

Recent Accounting Pronouncement - Derivatives and Hedging Activities

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of the derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year.

   Under the amended pronouncement, we must adopt SFAS No. 133 no later than January 1, 2001. The adoption of SFAS No. 133 will have no material effect on our results of operations or financial condition because we currently do not enter into the use of derivative instruments or participate in hedging activities.

                        Bell Atlantic - Delaware, Inc.

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

State of Readiness

      For Bell Atlantic's operating telephone subsidiaries, centralized services entities and general corporate operations, the program focuses on the following project groups: Network Elements, Applications and Support Systems, and Information Technology Infrastructure. Bell Atlantic's goal for these operations was to have its network and other mission critical systems Year 2000 compliant (including testing) by June 30, 1999 and it has substantially met this goal. What follows is a more detailed breakdown of Bell Atlantic's efforts to date.

  .  Network Elements

      Approximately 350 different types of network elements (such as central office switches) appear in over one hundred thousand instances. When combined in various ways and using network application systems, these elements are the building blocks of customer services and networked information transmission of all kinds. Bell Atlantic originally assessed approximately 70% of these element types, representing over 90% of all deployed network elements, as Year 2000 compliant. As of July 31, 1999, Bell Atlantic has completed the repair/replacement for approximately 99% of deployed network elements requiring remediation. Bell Atlantic's plan is to remediate/replace or where applicable retire, the remaining elements prior to August 31, 1999, with the following exceptions: two element types which are planned for remediation/replacement in September, and a single switch in New York which, under an agreement with the New York Public Service Commission, is scheduled to be retired later this year.

   . Application and Support Systems

      Bell Atlantic has approximately 1,200 application and systems that support: (i) the administration and maintenance of its network and customer service functions (network information systems); (ii) customer care and billing functions; and (iii) human resources, finance and general corporate functions. Bell Atlantic originally assessed approximately 48% of these application and support systems as either compliant or to be retired. As of July 31, 1999, Bell Atlantic has successfully completed repair/replacement of more than 99% of all mission critical application and support systems. The remaining systems are scheduled for remediation/replacement or retirement prior to August 31, 1999, with the exception of certain accounting subsystems scheduled for replacement in October 1999.

   . Information Technology Infrastructure

      Approximately 40 mainframe, 1,000 mid-range, and 90,000 personal computers, related network components, and software products comprise Bell Atlantic's information technology (IT) infrastructure. Of the approximately 1,350 unique types of elements in the inventory for the IT infrastructure, Bell Atlantic originally assessed approximately 73% as compliant or to be retired. As of July 31, 1999, Bell Atlantic has successfully completed remediation/replacement of all mission critical elements.

      Bell Atlantic's project to remediate/replace or retire mission critical systems supporting buildings and other facilities used by its operating telephone subsidiaries, such as HVAC, access control and alarm systems, is now complete and its efforts to remediate/replace or retire any other Bell Atlantic mission critical system used by those subsidiaries are virtually complete, with only a small number of such systems still requiring attention. Work on these few miscellaneous systems is expected to be completed by the end of September. Remediation/replacement or retirement of non-mission critical systems, where applicable, and supplemental testing and verification/correction activities, for both mission critical and non-mission critical systems, are likely to continue throughout the balance of 1999.

                         Bell Atlantic - Delaware, Inc.

    Third Party Issues

    . Vendors

      In general, Bell Atlantic's product vendors have made available either Year 2000-compliant versions of their offerings or new compliant products as replacements of discontinued offerings. The compliance "status" of a given product is typically determined using multiple sources of information, including Bell Atlantic's own internal testing and analysis. However, in some instances certification is based on detailed test results or similar information provided by the product vendor and analysis by Bell Atlantic or contractors specializing in this type of review. Bell Atlantic is also continuing Year 2000-related discussions with utilities and similar services providers. Although Bell Atlantic has received assurances and other information suggesting that substantially all of its primary services providers have completed or are well along in their respective Year 2000 projects, Bell Atlantic does not usually have sufficient access to or control over the providers' systems and equipment to undertake verification efforts as to such systems and equipment, and as a general matter, it would be impractical to do so. Bell Atlantic has also participated in interoperability testing of various mission critical network elements, purchased from a number of vendors, through the Telco Year 2000 Forum. Bell Atlantic intends to monitor critical service provider activities, as appropriate, through the completion of their respective remediation projects.

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

    . Interconnecting Carriers

      Bell Atlantic's network operations interconnect with domestic and international networks of other carriers. If one of these interconnecting carrier networks should fail or suffer adverse impact from a Year 2000 problem, Bell Atlantic's customers could experience impairment of service. Bell Atlantic has participated in various internetworking testing efforts, as a member of the Association for Telecommunications Industry Solutions
      (ATIS), the Cellular Telecommunications Industry Association (CTIA) and the International Telecommunications Union (ITU). Bell Atlantic intends to monitor the activities of the primary interconnecting carriers through the completion of their respective remediation projects.

Costs

      From the inception of Bell Atlantic's Year 2000 project through June 30, 1999, and based on the cost tracking methods it has historically applied to this project, Bell Atlantic has incurred total pre-tax expenses of approximately $180 million, and it has made capital expenditures of approximately $116 million. For 1999, Bell Atlantic expects to incur total pre-tax expenses for its Year 2000 project of approximately $75 million to $150 million (approximately $58 million of which was incurred through June 30, 1999) and total capital expenditures of $75 million to $125 million (approximately $36 million of which was incurred through June 30, 1999). Bell Atlantic anticipates that the balance of the costs incurred for 1999 will be primarily attributable to additional testing and verification/correction, rollover transition management, contingency planning and repair/replacement of non-mission critical systems. These cost estimates should not be used as the sole gauge of progress on its Year 2000 project or as an indication of Year 2000 readiness.

Risks

      The failure to correct a material Year 2000 problem could cause an interruption or failure of certain of Bell Atlantic's normal business functions or operations, which could have a material adverse effect on its results of operations, liquidity or financial condition; however, it considers such a likelihood remote. Due to the uncertainty inherent in other Year 2000 issues that are ultimately beyond Bell Atlantic's control, including, for example, the final Year 2000 readiness of its suppliers, customers, interconnecting carriers, and joint venture and investment interests, it is unable to determine at this time the likelihood of a material impact on its results of operations, liquidity or financial condition due to such Year 2000 issues. However, Bell Atlantic is taking appropriate prudent measures to mitigate that risk. Bell Atlantic anticipates that, in the event of material interruption or failure of its service resulting from an actual or perceived Year 2000 problem within or beyond its control, it could be subject to third party claims.

                        Bell Atlantic - Delaware, Inc.

Contingency Plans

      As a public telecommunications carrier, Bell Atlantic has had considerable experience successfully dealing with natural disasters and other events requiring contingency planning and execution. Bell Atlantic's Year 2000 contingency plans are built upon its existing Emergency Preparedness and Disaster Recovery plans.

      Bell Atlantic will continue to fine-tune and test its corporate Year 2000 contingency plans to help ensure that core business functions and key support processes will continue to function without material disruption, in the event of external (e.g. power, public transportation, water), internal or supply chain failures (i.e. critical dependencies on another entity for information, data or services). Bell Atlantic's individual business unit contingency plans for Year 2000 are being integrated and coordinated under an enterprise wide command and control structure.

                        Bell Atlantic - Delaware, Inc.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


         (a)   Exhibits:

               Exhibit Number

               27   Financial Data Schedule.


         (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1999.

                         Bell Atlantic - Delaware, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         BELL ATLANTIC - DELAWARE, INC.




Date:  August 11, 1999                   By  /s/ Edwin F. Hall
                                            ------------------------------------
                                                 Edwin F. Hall
                                                 Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 6, 1999.