Form 10-Q
period 2000-06-30
BELL ATLANTIC DELAWARE INC
filed 2000-08-14
CIK 28729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              _____________________

                                    FORM 10-Q
                              _____________________

(Mark one)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to


                          Commission File Number 1-7757


                              VERIZON DELAWARE INC.
                  (Former Name: Bell Atlantic - Delaware, Inc.)


A Delaware Corporation             I.R.S. Employer Identification No. 23-0523775


                 901 Tatnall Street, Wilmington, Delaware 19801


                         Telephone Number (302) 576-5416

                            _________________________


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION (D/B/A VERIZON COMMUNICATIONS), MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

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

                              Verizon Delaware Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME


                                                         Three Months Ended June 30,    Six Months Ended June 30,
                                                      -------------------------------------------------------------
(Dollars in Thousands) (Unaudited)                           2000           1999           2000           1999
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $1,311, $893, $2,483 and
     $2,151 to affiliates)                               $ 77,611       $ 75,594       $154,508       $147,515
                                                      -------------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $19,178, $16,230
   $32,749 and $30,814 to affiliates)                      46,358         38,172         82,177         68,908
Depreciation and amortization                              18,320         16,435         35,975         32,590
                                                      -------------------------------------------------------------
                                                           64,678         54,607        118,152        101,498
                                                      -------------------------------------------------------------

OPERATING INCOME                                           12,933         20,987         36,356         46,017

OTHER INCOME, NET
   (including $98, $7, $106 and $7 from
     affiliate)                                               194             39            551            106

INTEREST EXPENSE
   (including $1,028, $609, $1,877 and $1,334 to
     affiliates)                                            2,463          2,116          4,699          4,270
                                                      -------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                   10,664         18,910         32,208         41,853

PROVISION FOR INCOME TAXES                                  4,814          7,711         13,564         17,042
                                                      -------------------------------------------------------------

NET INCOME                                               $  5,850       $ 11,199       $ 18,644       $ 24,811
                                                      =============================================================


                  See Notes to Condensed Financial Statements.

                              Verizon Delaware Inc.

                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                     ------

(Dollars in Thousands) (Unaudited)            June 30, 2000  December 31, 1999
--------------------------------------------------------------------------------
CURRENT ASSETS
Short-term investments                             $  1,600           $  4,800
Accounts receivable:
   Trade and other, net of allowances for
         uncollectibles of $6,736 and $5,181         55,880             55,315
   Affiliates                                         4,623              4,657
Material and supplies                                 1,386              1,232
Prepaid expenses                                      3,613              6,020
Deferred income taxes                                 3,114              2,132
Other                                                   575                566
                                               ---------------------------------
                                                     70,791             74,722
                                               ---------------------------------

PLANT, PROPERTY AND EQUIPMENT                       974,570            934,084
Less accumulated depreciation                       544,637            512,150
                                               ---------------------------------
                                                    429,933            421,934
                                               ---------------------------------

OTHER ASSETS                                         20,683             10,738
                                               ---------------------------------

TOTAL ASSETS                                       $521,407           $507,394
                                               =================================

                  See Notes to Condensed Financial Statements.

                              Verizon Delaware Inc.

                            CONDENSED BALANCE SHEETS


                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------


(Dollars in Thousands, Except Per Share Amount) (Unaudited)                   June 30, 2000       December 31, 1999
----------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                       $ 21,924                $ 29,167
   Current portion of long-term debt:
     Affiliate                                                                       20,000                  20,000
     Other                                                                               26                      50
Accounts payable and accrued liabilities:
   Affiliates                                                                        24,698                  22,066
   Other                                                                             41,145                  43,959
Advance billings and customer deposits                                                9,641                   8,918
                                                                        ----------------------------------------------
                                                                                    117,434                 124,160
                                                                        ----------------------------------------------

LONG-TERM DEBT
Note payable to affiliate                                                            30,000                     ---
Other                                                                                86,338                  86,319
                                                                        ----------------------------------------------
                                                                                    116,338                  86,319
                                                                        ----------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                         38,544                  38,323
                                                                        ----------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                41,306                  37,833
Unamortized investment tax credits                                                    1,771                   1,868
Other                                                                                12,790                  11,011
                                                                        ----------------------------------------------
                                                                                     55,867                  50,712
                                                                        ----------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock, $25 par value per share                                               118,442                 118,442
   Authorized shares: 5,262,280
   Outstanding shares: 4,737,686
Reinvested earnings                                                                  74,837                  89,493
Accumulated other comprehensive loss                                                    (55)                    (55)
                                                                        ----------------------------------------------
                                                                                    193,224                 207,880
                                                                        ----------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                      $521,407                $507,394
                                                                        ==============================================


                  See Notes to Condensed Financial Statements.

                             Verizon Delaware Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                        Six Months Ended June 30,
                                                                 ----------------------------------
(Dollars in Thousands) (Unaudited)                                        2000            1999
---------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             $ 56,668        $ 58,168
                                                                 ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                     3,200           2,875
Capital expenditures                                                   (44,072)        (34,953)
Other, net                                                              (4,729)          1,009
                                                                 ----------------------------------
Net cash used in investing activities                                  (45,601)        (31,069)
                                                                 ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations                          (21)            (19)
Net change in short-term note payable to affiliate                      (7,243)        (18,478)
Proceeds from medium-term note payable to affiliate                     30,000             ---
Dividends paid                                                         (33,300)         (6,200)
Net change in outstanding checks drawn
     on controlled disbursement accounts                                  (503)         (2,402)
                                                                 ----------------------------------
Net cash used in financing activities                                  (11,067)        (27,099)
                                                                 ----------------------------------

NET CHANGE IN CASH                                                         ---             ---

CASH, BEGINNING OF PERIOD                                                  ---             ---
                                                                 ----------------------------------

CASH, END OF PERIOD                                                   $    ---        $    ---
                                                                 ==================================


                  See Notes to Condensed Financial Statements.

                              Verizon Delaware Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     Verizon Delaware Inc., formerly Bell Atlantic - Delaware, Inc., is a wholly owned subsidiary of Bell Atlantic Corporation (d/b/a/ Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation as a result of the merger of Bell Atlantic Corporation, (Bell Atlantic) and GTE Corporation (GTE) (see Note 2). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 1999 Annual Report on Form 10-K.

2.   Bell Atlantic - GTE Merger

     On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

     Results of operations for June 30, 2000 included merger-related pre-tax costs totaling approximately $3,433,000, consisting of $1,736,000 for direct incremental costs, $1,499,000 for employee severance costs and $198,000 for transition costs. These costs include approximately $2,887,000 representing our allocated share of merger-related costs from Verizon Services Corp. (Verizon Services), an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support - Other Operating Expenses.

     Direct incremental costs consist of our proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation of management employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in our balance sheet as a component of Employee Benefit Obligations. Transition costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and GTE. Transition costs are expensed as incurred.

3.   Dividend

     On August 1, 2000, we declared and paid a dividend in the amount of $10,700,000 to Verizon Communications.

4.   Debt

     On March 30, 2000, we issued a medium term note for $30,000,000 to an affiliated company, Verizon NSI Holdings, Inc. The note carries a floating interest rate with an initial rate of 6.40%, which will be reset each quarter. The note matures on March 30, 2003.

5.   Recent Accounting Pronouncements

FASB Accounting Standards - Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be

                              Verizon Delaware Inc.

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

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No.
133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

     We are currently evaluating the provisions of SFAS No. 133 and SFAS No.
138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

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

     Interpretation No. 44 will not have a material impact on our results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

6.   Shareowner's Investment


                                                                 Reinvested        Accumulated Other
(Dollars in Thousands)                       Common Stock          Earnings       Comprehensive Loss
-----------------------------------------------------------------------------------------------------
Balance at December 31, 1999                     $118,442          $89,493                     $(55)
Net income                                                          18,644
Dividends paid to parent                                           (33,300)
                                          -----------------------------------------------------------
Balance at June 30, 2000                         $118,442          $74,837                     $(55)
                                          ===========================================================


     Net income and comprehensive income were the same for the six months ended June 30, 2000 and 1999.

7.   Commitments and Contingencies

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

     Federal and state regulatory conditions to the merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. Over the remainder of 2000, based on preliminary estimates, the cost of satisfying these commitments is likely to impact the net income of Verizon Communications on a consolidated basis by approximately $275 to $325 million. The estimated impact on each operating telephone subsidiary is still being assessed.

                              Verizon Delaware Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
           (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS

     We reported net income of $18,644,000 for the six-month period ended June 30, 2000, compared to net income of $24,811,000 for the same period in 1999.

     Our results for 2000 and 1999 were affected by special items. The special items in both periods include our allocated share of charges from Verizon Services Corp. (Verizon Services).

     The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                                      (Dollars in Thousands)
Six Months Ended June 30,                                                              2000            1999
---------------------------------------------------------------------------------------------------------------
Operating Revenues
   Regulatory contingency                                                            $   62          $  ---
                                                                                -------------------------------

Operations and Support Expense
  Bell Atlantic-GTE merger direct incremental costs                                     183             ---
  Bell Atlantic-GTE merger severance costs                                              363             ---
  Allocated Bell Atlantic-GTE merger direct incremental, severance
     and transition costs                                                             2,887             ---
  Bell Atlantic-NYNEX merger transition costs                                           ---              35
  Allocated Bell Atlantic-NYNEX merger transition costs                                 ---             359
   Other charges and special items                                                    1,425             ---
                                                                                -------------------------------
                                                                                      4,858             394
                                                                                -------------------------------

Interest Expense
   Regulatory contingency                                                                22             ---
                                                                                -------------------------------
Total                                                                                $4,942          $  394
                                                                                ===============================


     What follows is a further explanation of the nature of these special items.

Bell Atlantic - GTE Merger

     On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

     Results of operations for June 30, 2000 included merger-related pre-tax costs totaling approximately $3,433,000, consisting of $1,736,000 for direct incremental costs, $1,499,000 for employee severance costs and $198,000 for transition costs. These costs include approximately $2,887,000 representing our allocated share of merger-related costs from Verizon Services, an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support - Other Operating Expenses.

     Direct incremental costs consist of our proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation of management employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Transition

                              Verizon Delaware Inc.

costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and GTE. Transition costs are expensed as incurred.

Regulatory Contingency

     In the second quarter of 2000, we recognized a charge for a regulatory matter totaling $84,000. We recorded a reduction to operating revenue in the amount of $62,000 and a charge to interest expense of $22,000. This matter relates to a specific issue currently under investigation by federal regulatory commissions. We believe that it is probable that the ultimate resolution of this matter will result in refunds to our customers, including interest.

Other Charges and Special Items

     In the second quarter of 2000, we recorded other charges and special items totaling approximately $1,425,000 in connection with consolidating operations and combining organizations and for other nonrecurring items arising in the quarter. These charges included costs for the write-off of accounts receivable and other miscellaneous items.

Bell Atlantic - NYNEX Merger

Merger-Related Costs

     In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax merger-related transition costs of $394,000 in the first six months of 1999.

     Transition costs consisted of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition costs were expensed as incurred.

     These and other items affecting the comparison of our results of operations for the six month periods ended June 30, 2000 and 1999 are discussed in the following sections.



OPERATING REVENUE STATISTICS
----------------------------

                                                   2000     1999    % Change
-------------------------------------------------------------------------------
At June 30,
Access Lines in Service (in thousands)*
   Residence                                        377      368         2.4%
   Business                                         224      220         1.8
   Public                                             6        6         ---
                                               --------------------------------
                                                    607      594         2.2
                                               ================================
Six Months Ended June 30,
Access Minutes of Use (in millions)               1,253    1,258        (0.4)
                                               ================================

* 1999 reflects a restatement in access lines


OPERATING REVENUES
------------------
                                                    (Dollars in Thousands)
Six Months Ended June 30,                          2000                1999
------------------------------------------------------------------------------
Local services                                 $ 91,054            $ 87,535
Network access services                          43,191              38,922
Long distance services                            8,590              10,814
Ancillary services                               11,673              10,244
                                            ----------------------------------
Total                                          $154,508            $147,515
                                            ==================================

                              Verizon Delaware Inc.

LOCAL SERVICES

      2000 - 1999                                              Increase
--------------------------------------------------------------------------------
      Six months                                        $3,519           4.0%
--------------------------------------------------------------------------------

     Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Local services also includes wholesale revenues from unbundled network element
(UNE) platforms, certain data transport revenues, and wireless interconnection revenues.

     Local service revenues increased in the first six months of 2000 primarily due to higher usage of our network facilities. Revenue growth was generated, in part, by an increase in access lines in service of 2.2% from June 30, 1999. Local service revenue growth in the first six months of 2000 also reflects higher customer demand and usage of our data transport and digital services, as well as our value-added services.


NETWORK ACCESS SERVICES

      2000 - 1999                                              Increase
--------------------------------------------------------------------------------
      Six months                                        $4,269          11.0%
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

     Network access revenue growth in the first six months of 2000 was mainly attributable to increased demand for special access services, reflecting a greater utilization of our network, and volume growth resulting from continuing expansion of the business market, particularly for high capacity data services. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues further contributed to revenue growth this year.

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

     Revenue growth was partially offset by price reductions associated with a federal price cap filing and other regulatory decisions. The FCC regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $500,000 on an annual basis in connection with the FCC's Price Cap Plan. The rates included in our July 1999 filing were in effect through June 2000. Interstate price decreases were $600,000 on an annual basis for the period July 1998 through June 1999. The rates include amounts necessary to recover our contribution to the FCC's universal service fund which are subject to adjustment every quarter due to potential increases or decreases in our contribution to the fund. Our contributions to the universal service fund are included in Other Operating Expenses. As a result of a U.S. Court of Appeals decision last year, our contributions to the universal service fund were reduced by approximately $1,200,000 annually beginning November 1, 1999, and our interstate access rates were reduced accordingly because we will no longer have to recover these contributions in our rates. In addition, revenue was reduced by a special charge of $62,000 for a contingency associated with a regulatory matter, as described in the Results of Operations section.

                              Verizon Delaware Inc.

LONG DISTANCE SERVICES

      2000 - 1999                                             (Decrease)
--------------------------------------------------------------------------------
      Six months                                       $(2,224)        (20.6)%
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

     The decline in long distance revenues in the first six months of 2000 was principally caused by the competitive effects of presubscription, which enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code. The negative effect of presubscription on long distance revenues was partially mitigated by increased network access services for usage of our network by alternative service providers. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers. These revenue reductions were offset, in part, by additional revenues generated by higher calling volumes.


ANCILLARY SERVICES

      2000 - 1999                                              Increase
--------------------------------------------------------------------------------
      Six months                                        $1,429          13.9%
--------------------------------------------------------------------------------

     Our ancillary services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation for competitive local exchange carriers, usage of separately priced (unbundled) components of our network by competitive local exchange carriers, public (coin) telephone, customer premises equipment (CPE) and sales of materials and supplies to affiliates. Ancillary services revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

     Ancillary services revenues increased in the first six months of 2000 primarily as a result of higher payments received from competitive local exchange carriers for the purchase of unbundled network elements and for interconnection of their networks with our network.

                              Verizon Delaware Inc.

OPERATING EXPENSES
------------------
(Dollars in Thousands)
                                                     Six Months Ended June 30,
                                               ---------------------------------
                                                        2000             1999
--------------------------------------------------------------------------------
Operations and support:
 Employee costs                                     $ 24,131         $ 20,867
 Other operating expenses                             58,046           48,041
                                               ---------------------------------
Total operations and support                          82,177           68,908
                                               ---------------------------------

Depreciation and amortization                         35,975           32,590
                                               ---------------------------------
Total                                               $118,152         $101,498
                                               =================================


EMPLOYEE COSTS

      2000 - 1999                                              Increase
--------------------------------------------------------------------------------
      Six months                                        $3,264          15.6%
--------------------------------------------------------------------------------

     Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by us. Similar costs incurred by employees of Verizon Services, who provide centralized services on a contract basis, are allocated to us and are included in Other Operating Expenses.

     Employee costs increased in the first six months of 2000 primarily as a result of annual salary and wage increases for management and associate employees, higher work force levels and higher overtime payments. An increase in repair and maintenance activity and merger-related costs recorded in the second quarter of 2000 also contributed to the increase in employee costs. As described in the Results of Operations section, we recognized approximately $363,000 in benefit costs for the separation of employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. We also recorded approximately $183,000 for direct incremental merger-related costs associated with compensation arrangements. Merger-related costs associated with Verizon Services were allocated to us and are included in Other Operating Expenses.

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

     Associate employees wages, pension and other benefits are determined under a contract with the union representing our associate employees. On August 6, 2000, the collective bargaining agreement with the union representing our employees expired, and the union initiated a work stoppage. As of 8:00 a.m. on August 14, 2000, we continued to negotiate a new agreement with the union.

                              Verizon Delaware Inc.

OTHER OPERATING EXPENSES

      2000 - 1999                                              Increase
--------------------------------------------------------------------------------
      Six months                                       $10,005          20.8%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

     The increase in other operating expenses in the first six months of 2000 was largely attributable to higher costs for contracted services, the effect of additional costs billed to us by an affiliate, and higher interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their networks. Other operating expenses were further impacted by merger-related costs and other special items recorded in the second quarter of 2000. These charges totaled $4,312,000 and were comprised of our allocated share of $1,136,000 for employee severance, $1,553,000 for direct incremental and $198,000 for transition merger-related costs incurred by Verizon Services, and $1,425,000 for other miscellaneous expense items. Other miscellaneous expense items included $975,000 for the write-off of accounts receivable and $450,000 for other items.

     These increases were offset, in part, by a reduction in centralized services expenses allocated from Verizon Services, partially as a result of lower employee costs incurred by Verizon Services.


DEPRECIATION AND AMORTIZATION

      2000 - 1999                                              Increase
--------------------------------------------------------------------------------
      Six months                                        $3,385          10.4%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in the first six months of 2000 over the same period in 1999 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The growth in telephone plant was largely attributable to increased capital expenditures for software and hardware to support the expansion of our network. These factors were partially offset by the effect of lower rates of depreciation and amortization.

OTHER INCOME, NET

      2000 - 1999                                               Increase
--------------------------------------------------------------------------------
      Six months                                          $445            --%
--------------------------------------------------------------------------------

      The change in other income, net, was primarily attributable to additional interest income associated with the settlement of a tax-related matter in the first six months of 2000. An increase of $99,000 in the income recognized from our investment in SMS/800 under the equity method also impacted other income, net, but to a lesser extent.

                              Verizon Delaware Inc.

INTEREST EXPENSE

      2000 - 1999                                              Increase
--------------------------------------------------------------------------------
      Six months                                          $429          10.0%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense increased in the first six months of 2000 over the same period in 1999 primarily due to higher average debt levels and higher interest rates. Interest expense was also impacted by the recording of interest costs of $22,000 in connection with a special charge for a contingency associated with a regulatory matter, as described in the Results of Operations section. These factors were partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction.


EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,

      2000                                                      42.1%
--------------------------------------------------------------------------------
      1999                                                      40.7%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in the first six months of 2000 principally due to deferred income tax expenses recorded in the first six months of 2000.



OTHER MATTERS
-------------

FCC Regulation and Interstate Rates

     On May 31, 2000, the FCC approved the industry proposal to restructure access charges (known as the "CALLS plan"). Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon Communications expects approximately $320 million to be used to support interstate access services in its service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including Verizon Communications' telephone operating companies, such as us. The price level portions of the plan are mandatory only in the initial year of the plan. Carriers have until September 14, 2000 to decide whether to participate in the remaining four years of the plan, or whether to submit cost studies as the basis of future price caps.

     Consistent with the new access plan, Verizon Communications filed tariff adjustments to take effect on July 1, 2000 (with modifications effective August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark and, should Verizon Communications opt into the full five year CALLS plan, they will not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

                              Verizon Delaware Inc.

Recent Accounting Pronouncements

FASB Accounting Standards - Derivatives and Hedging Activities

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

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No.
133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amend SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

     We are currently evaluating the provisions of SFAS No. 133 and SFAS No.
138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

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

     Interpretation No. 44 will not have a material impact on our results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

       In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

                             Verizon Delaware Inc.

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

                    3a(iii) Certificate of Amendment of Restated Certificate of Incorporation, dated June 30, 2000.

                    27       Financial Data Schedule.


               (b) Current Report on Form 8-K filed during the quarter ended June 30, 2000.

                    A Current Report on Form 8-K, dated June 30, 2000, was filed regarding the consummation of the merger of Bell Atlantic Corporation and GTE Corporation.

                              Verizon Delaware Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              VERIZON DELAWARE INC.




Date:  August 14, 2000                        By  /s/ Edwin F. Hall
                                                 -------------------------------
                                                      Edwin F. Hall
                                                      Controller

     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 10, 2000.

                                 EXHIBIT INDEX

                    Exhibit Number


                    3a(iii) Certificate of Amendment of Restated Certificate of Incorporation, dated June 30, 2000.

                    27       Financial Data Schedule.