Form 10-Q
period 2001-09-30
VERIZON DELAWARE INC
filed 2001-11-14
CIK 28729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

                              Verizon Delaware Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME

                                                                 Three Months Ended September 30,  Nine Months Ended September 30,
                                                                 -------------------------------------------------------------------

(Dollars in Thousands) (Unaudited)                                         2001          2000              2001           2000
------------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $1,024, $(472), $149 and $(2,955) from affiliates)        $  81,035     $  79,415         $ 242,461      $ 233,923
                                                                 -------------------------------------------------------------------
OPERATING EXPENSES
Operations and support (including $16,748, $17,774, $49,599 and
   $50,523 to affiliates)                                                  39,629        41,540           119,197        123,717
Depreciation and amortization                                              18,405        18,576            54,476         54,551
                                                                 -------------------------------------------------------------------
                                                                           58,034        60,116           173,673        178,268
                                                                 -------------------------------------------------------------------

OPERATING INCOME                                                           23,001        19,299           68,788          55,655

OTHER INCOME AND (EXPENSE), NET
  (including $(14), $24, $(3,475) and $130 from affiliates)                    54            99            (3,250)           650

INTEREST EXPENSE
  (including $890, $1,176, $3,256 and $3,053 to affiliates)                 2,169         2,592             7,128          7,291
                                                                 -------------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                   20,886        16,806            58,410         49,014

PROVISION FOR INCOME TAXES                                                  8,467         6,819            25,119         20,383
                                                                 -------------------------------------------------------------------

NET INCOME                                                              $  12,419     $   9,987         $  33,291      $  28,631
                                                                 ===================================================================


                  See Notes to Condensed Financial Statements.

                              Verizon Delaware Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------


(Dollars in Thousands)                                                              September 30, 2001      December 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
CURRENT ASSETS
Short-term investments                                                                      $      ---             $    5,304
Accounts receivable:
   Trade and other, net of allowances for uncollectibles of $6,579 and $5,382                   53,116                 54,816
   Affiliates                                                                                   11,294                  5,499
Material and supplies                                                                            2,055                  1,987
Prepaid expenses                                                                                 5,079                  3,390
Deferred income taxes                                                                            3,106                  2,328
Other                                                                                           10,102                  9,892
                                                                                       -----------------------------------------
                                                                                                84,752                 83,216
                                                                                       -----------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                1,085,929              1,022,528
Less accumulated depreciation                                                                  631,107                587,168
                                                                                       -----------------------------------------
                                                                                               454,822                435,360
                                                                                       -----------------------------------------

PREPAID PENSION ASSET                                                                           28,746                 14,767
                                                                                       -----------------------------------------

OTHER ASSETS                                                                                    30,859                 39,402
                                                                                       -----------------------------------------

TOTAL ASSETS                                                                                $  599,179             $  572,745
                                                                                       =========================================

                  See Notes to Condensed Financial Statements.

                              Verizon Delaware Inc.

                            CONDENSED BALANCE SHEETS


                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------


(Dollars in Thousands, Except Per Share Amount)                         September 30, 2001     December 31, 2000
-------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                     $  28,302            $   17,850
   Other                                                                                29                   ---
Accounts payable and accrued liabilities:
   Affiliates                                                                       23,438                19,515
   Other                                                                            44,650                46,556
Other liabilities                                                                   19,686                18,939
                                                                           ----------------------------------------
                                                                                   116,105               102,860
                                                                           ----------------------------------------
LONG-TERM DEBT
Note payable to affiliates                                                          75,000                75,000
Other                                                                               86,518                86,345
                                                                           ----------------------------------------
                                                                                   161,518               161,345
                                                                           ----------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                        38,780                38,427
                                                                           ----------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                               54,647                44,271
Unamortized investment tax credits                                                   1,564                 1,675
Other                                                                               25,771                24,164
                                                                           ----------------------------------------
                                                                                    81,982                70,110
                                                                           ----------------------------------------
SHAREOWNER'S INVESTMENT
Common stock, $25 par value per share                                              118,442               118,442
   Authorized shares:  5,262,280
   Outstanding shares: 4,737,686
Reinvested earnings                                                                 82,352                81,561
                                                                           ----------------------------------------
                                                                                   200,794               200,003
                                                                           ----------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                    $ 599,179             $ 572,745
                                                                           ========================================

                  See Notes to Condensed Financial Statements.

                              Verizon Delaware Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                             Nine Months Ended September 30,
                                                                         ------------------------------------
(Dollars in Thousands) (Unaudited)                                                  2001              2000
-------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $ 91,417          $ 81,288
                                                                         ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                               5,304             4,800
Capital expenditures                                                             (72,241)          (67,737)
Other, net                                                                          (628)           (5,980)
                                                                         ------------------------------------
Net cash used in investing activities                                            (67,565)          (68,917)
                                                                         ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations                                    (13)              (33)
Net change in short-term note payable to affiliate                                10,452               259
Proceeds from medium-term note payable to affiliate                                   --            30,000
Dividends paid                                                                   (32,500)          (44,000)
Net change in outstanding checks drawn
     on controlled disbursement accounts                                          (1,791)            1,403
                                                                         ------------------------------------
Net cash used in financing activities                                            (23,852)          (12,371)
                                                                         ------------------------------------
NET CHANGE IN CASH                                                                   ---               ---

CASH, BEGINNING OF PERIOD                                                            ---               ---
                                                                         ------------------------------------

CASH, END OF PERIOD                                                             $    ---          $    ---
                                                                         ====================================

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

4.   Dividend

     On November 1, 2001, we declared and paid a dividend in the amount of $10,000,000 to Verizon Communications.

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

                              Verizon Delaware Inc.

7.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

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

     In addition, we recorded pre-tax merger-related transition costs of $2,582,000 in the first nine months of 2001 and $329,000 in the first nine months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs since the date of the merger totaled $3,554,000 million. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $27,000 pre-tax charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

                              Verizon Delaware Inc.

9.   Shareowner's Investment



                                                                                   Reinvested
(Dollars in Thousands)                                         Common Stock          Earnings
-----------------------------------------------------------------------------------------------
Balance at December 31, 2000                                       $118,442          $ 81,561
Net income                                                                             33,291
Dividends declared to Verizon Communications                                          (32,500)
                                                             ----------------------------------
Balance at September 30, 2001                                      $118,442          $ 82,352
                                                             ==================================

     Net income and comprehensive income were the same for the nine months ended September 30, 2001 and 2000.

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

RESULTS OF OPERATIONS
---------------------

     We reported net income of $33,291,000 for the nine month period ended September 30, 2001, compared to net income of $28,631,000 for the same period in 2000.

     Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from affiliates that provide various centralized services on behalf of Verizon Communications Inc. subsidiaries.

     The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                                 (Dollars in Thousands)
Nine Months Ended September 30                                                    2001            2000
----------------------------------------------------------------------------------------------------------
Operating Revenues
   Regulatory contingency                                                       $   --          $   62
                                                                             -----------------------------

Operations and Support Expenses
   Bell Atlantic-GTE merger direct incremental costs                                --           1,736
   Bell Atlantic-GTE merger severance costs                                         --           1,499
   Bell Atlantic-GTE merger transition costs                                     2,582             329
   Bell Atlantic-GTE merger related costs                                           --              27
   Other charges and special items                                                  --           1,398
                                                                             -----------------------------
                                                                                 2,582           4,989
                                                                             -----------------------------

Interest Expense
   Regulatory contingency                                                           --              22
                                                                             -----------------------------
Net impact on pre-tax income                                                    $2,582          $5,073
                                                                             =============================

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

     In addition, we recorded pre-tax merger-related transition costs of $2,582,000 in the first nine months of 2001 and $329,000 in the first nine months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $27,000 pre-tax charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

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

     These and other items affecting the comparison of our results of operations for the nine month periods ended September 30, 2001 and 2000 are discussed in the following sections.


OPERATING REVENUES
------------------
(Dollars in Thousands)

Nine Months Ended September 30,                    2001                  2000
--------------------------------------------------------------------------------
Local services                                 $144,467              $142,632
Network access services                          76,711                65,335
Long distance services                            9,153                12,583
Other services                                   12,130                13,373
                                            ------------------------------------
Total                                          $242,461              $233,923
                                            ====================================


LOCAL SERVICES

     2001 - 2000                                              Increase
--------------------------------------------------------------------------------
     Nine Months                                       $1,835          1.3%
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

     Local service revenues increased in the first nine months of 2001 primarily as a result of higher customer demand and usage of our wire-maintenance services and our value-added services as a result of new packaging of services. Higher payments received from competitive local exchange carriers for the purchase of unbundled network elements also contributed to the increase in local service revenues.

     These increases were partially offset by the effect of lower demand and usage of our basic wireline and private line services, as reflected by a decrease in the rate of growth in our switched access lines in service from September 30, 2000. This decrease primarily reflects the impact of an economic slowdown and competition. In addition, the effect of technology substitution is increasing, as more customers are choosing wireless and Internet services over certain basic wireline and private line services.


NETWORK ACCESS SERVICES

     2001 - 2000                                              Increase
--------------------------------------------------------------------------------
     Nine Months                                       $11,376         17.4%
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

     Network access revenue growth in the first nine months of 2001 was mainly attributable to higher customer demand for special access services, particularly for high-capacity, high-speed digital services. Network access revenue was also impacted by the effect of a special charge recorded in 2000, as described in the Results of Operations section.

                             Verizon Delaware Inc.

     These increases were partially offset by price reductions associated with a federal price cap filing and other regulatory decisions. The Delaware Public Service Commission (DPSC) regulates us with respect to certain intrastate rates and services and certain other matters. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. Effective July 3, 2001, we implemented further rate reductions in accordance with the plan. The impact of the slowing economy also affected network access revenues in 2001.


LONG DISTANCE SERVICES

     2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                       $(3,430)       (27.3)%
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

     Long distance service revenues declined in the first nine months of 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. Long distance revenues also included an accrual in the first quarter of 2001 for refunds to customers.


OTHER SERVICES

     2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                       $(1,243)        (9.3)%
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

     Other service revenues decreased in the first nine months of 2001 primarily due to lower billing and collection revenues, reflecting the take-back of these services by interexchange carriers. In addition, public telephone revenues declined, as more customers substituted wireless communications for pay phone services.

                              Verizon Delaware Inc.

OPERATING EXPENSES
------------------
(Dollars in Thousands)


OPERATIONS AND SUPPORT

     2001 - 2000                                              (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                       $(4,520)        (3.7)%
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

     The decrease in operations and support expenses was primarily attributable to the effect of merger-related costs and other special items recorded in 2000 and 2001, as described in the Results of Operations section. Operations and support expenses were further reduced by lower pension and benefit costs related to the amortization of actuarial gains and by reduced employee overtime pay. Operating costs have also decreased due to business integration activities and effective cost control measures. These decreases were partially offset by annual salary and wage increases for management and non-management employees.

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

     On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 per minute over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.


DEPRECIATION AND AMORTIZATION

     2001 - 2000                                              (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                          $(75)         (.1)%
--------------------------------------------------------------------------------

     Depreciation and amortization expense decreased in the first nine months of 2001 primarily as a result of lower rates of depreciation. This decrease was substantially offset by growth in depreciable telephone plant and increased software amortization costs.

OTHER INCOME AND (EXPENSE), NET

     2001 - 2000                                            (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                       $(3,900)      (600.0)%
--------------------------------------------------------------------------------

     The change in other income and (expense), net, was primarily attributable to equity losses recognized from our investment in Verizon Advanced Data Inc.
(VADI). VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At September 30, 2001, our ownership interest in VADI was 2.69%.

                             Verizon Delaware Inc.

INTEREST EXPENSE

     2001 - 2000                                             (Decrease)
-------------------------------------------------------------------------------
     Nine Months                                        $(163)        (2.2)%
-------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense decreased in the first nine months of 2001, over the same period in 2000, primarily due to higher capitalized interest costs resulting from higher levels of average telephone plant under construction and the effect of lower rates of interest. In addition, the effect of additional interest costs in 2000 associated with a regulatory contingency, as described in the Results of Operations section, also contributed to the decrease in expense, but to a lesser extent. These factors were partially offset by higher levels of average borrowings with affiliates.


EFFECTIVE INCOME TAX RATES

     Nine Months Ended September 30,
--------------------------------------------------------------------------------
     2001                                                               43.0%
--------------------------------------------------------------------------------
     2000                                                               41.6%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in the first nine months of 2001 principally due to equity losses associated with our investment in VADI, for which we do not recognize income tax benefits.



OTHER MATTERS
-------------

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

                              Verizon Delaware Inc.

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

                              Verizon Delaware Inc.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.

Item 6.    Exhibits and Reports on Form 8-K


           (a) Exhibits:

               Exhibit
               Number
               ------

                 12         Computation of Ratio of Earnings to Fixed Charges.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 2001.

                              Verizon Delaware Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             Verizon Delaware Inc.




Date:  November 13, 2001                     By  /s/ Edwin F. Hall
                                                --------------------------------
                                                     Edwin F. Hall
                                                     Controller




     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 8, 2001.

                              Verizon Delaware Inc.

                                  EXHIBIT INDEX


Exhibit
Number       Description
------       -----------

   12        Computation of Ratio of Earnings to Fixed Charges.