Form 10-Q
period 2002-06-30
VERIZON DELAWARE INC
filed 2002-08-14
CIK 28729

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


 (Mark one)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                             Verizon Delaware Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONDENSED STATEMENTS OF INCOME


                                                                     Three Months Ended June 30,      Six Months Ended June 30,
                                                                   ----------------------------------------------------------------
(Dollars in Thousands) (Unaudited)                                            2002          2001            2002           2001
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $1,592, $1,136, $821 and $875 from affiliates)               $85,639       $80,526        $168,159       $161,426
                                                                   ----------------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $18,731, $17,878, $34,817
    and $32,851 to affiliates)                                              40,265        40,183          77,063         79,568
Depreciation and amortization                                               18,281        18,255          36,424         36,071
                                                                   ----------------------------------------------------------------
                                                                            58,546        58,438         113,487        115,639
                                                                   ----------------------------------------------------------------

OPERATING INCOME                                                            27,093        22,088          54,672         45,787

OTHER INCOME AND (EXPENSE), NET
   (including $17, $5, $32 and $(3,461) from affiliates)                        87            68             140         (3,304)

INTEREST EXPENSE
   (including $603, $1,028, $1,743 and $2,366 to affiliates)                 1,812         2,281           4,390          4,959
                                                                   ----------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
    EXTRAORDINARY ITEM                                                      25,368        19,875          50,422         37,524

PROVISION FOR INCOME TAXES                                                  10,337         8,059          20,547         16,652
                                                                   ----------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                            15,031        11,816          29,875         20,872

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                                        --            --             (23)            --
                                                                   ----------------------------------------------------------------

NET INCOME                                                                 $15,031       $11,816        $ 29,852       $ 20,872
                                                                   ================================================================


                  See Notes to Condensed Financial Statements.

                             Verizon Delaware Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------


(Dollars in Thousands)                                                                 June 30, 2002        December 31, 2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
CURRENT ASSETS
Short-term investments                                                                    $    3,283               $    9,400
Note receivable from affiliate                                                                12,459                       --
Accounts receivable:
   Trade and other, net of allowances for uncollectibles of $8,509 and $7,046                 45,387                   53,398
   Affiliates                                                                                  9,969                   10,072
Material and supplies                                                                          1,442                    1,070
Prepaid expenses                                                                               1,950                    3,510
Deferred income taxes                                                                          1,994                    1,769
Other                                                                                          9,212                    9,852
                                                                                     -------------------------------------------
                                                                                              85,696                   89,071
                                                                                     -------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                              1,122,151                1,106,394
Less accumulated depreciation                                                                673,582                  645,590
                                                                                     -------------------------------------------
                                                                                             448,569                  460,804
                                                                                     -------------------------------------------

PREPAID PENSION ASSET                                                                         36,708                   26,558
                                                                                     -------------------------------------------

OTHER ASSETS                                                                                  29,380                   30,744
                                                                                     -------------------------------------------

TOTAL ASSETS                                                                              $  600,353               $  607,177
                                                                                     ===========================================


                  See Notes to Condensed Financial Statements.

                             Verizon Delaware Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------


(Dollars in Thousands, Except Per Share Amount)                                         June 30, 2002       December 31, 2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                                $     --                 $ 30,278
   Other                                                                                          33                       31
Accounts payable and accrued liabilities:
   Affiliates                                                                                 21,590                   25,944
   Other                                                                                      49,174                   55,927
Other liabilities                                                                             19,405                   18,758
                                                                                     -------------------------------------------
                                                                                              90,202                  130,938
                                                                                     -------------------------------------------
LONG-TERM DEBT
Note payable to affiliate                                                                    100,000                   75,000
Other                                                                                         76,508                   86,517
                                                                                     -------------------------------------------
                                                                                             176,508                  161,517
                                                                                     -------------------------------------------
EMPLOYEE BENEFIT OBLIGATIONS                                                                  39,533                   39,004
                                                                                     -------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                         57,692                   49,812
Unamortized investment tax credits                                                             1,473                    1,527
Other                                                                                         22,338                   22,135
                                                                                     -------------------------------------------
                                                                                              81,503                   73,474
                                                                                     -------------------------------------------
SHAREOWNER'S INVESTMENT
Common stock, $25 par value per share                                                         118,442                 118,442
   Authorized shares:  5,262,280
   Outstanding shares: 4,737,686
Capital surplus                                                                               17,433                   17,422
Reinvested earnings                                                                           76,732                   66,380
                                                                                     -------------------------------------------
                                                                                             212,607                  202,244
                                                                                     -------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                               $600,353                 $607,177
                                                                                     ===========================================


                  See Notes to Condensed Financial Statements.

                              Verizon Delaware Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                  Six Months Ended June 30,
                                                                                       -------------------------------------------
(Dollars in Thousands) (Unaudited)                                                              2002                     2001
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   $ 68,378                 $ 61,473
                                                                                       -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                           6,117                    3,536
Capital expenditures                                                                         (25,980)                 (55,678)
Change in note receivable from affiliate                                                     (12,459)                      --
Other, net                                                                                      (155)                    (182)
                                                                                       -------------------------------------------
Net cash used in investing activities                                                        (32,477)                 (52,324)
                                                                                       -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term note payable to affiliate                                             25,000                       --
Early extinguishment of debt                                                                 (10,000)                      --
Principal repayments of capital lease obligations                                                (15)                      (7)
Change in short-term note payable to affiliate                                               (30,278)                  13,711
Dividends paid                                                                               (19,500)                 (21,000)
Net change in outstanding checks drawn
  on controlled disbursement accounts                                                         (1,108)                  (1,853)
                                                                                       -------------------------------------------
Net cash used in financing activities                                                        (35,901)                  (9,149)
                                                                                       -------------------------------------------

NET CHANGE IN CASH                                                                                --                       --

CASH, BEGINNING OF PERIOD                                                                         --                       --
                                                                                       -------------------------------------------

CASH, END OF PERIOD                                                                         $     --                 $     --
                                                                                       ===========================================


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

      Our other intangible assets consist of non-network software as follows:


                                                                      As of June 30, 2002             As of December 31, 2001
                                                     ---------------------------------------------------------------------------
                                                          Gross Carrying      Accumulated     Gross Carrying      Accumulated
(Dollars in Thousands)                                            Amount     Amortization             Amount     Amortization
--------------------------------------------------------------------------------------------------------------------------------
Non-network software (3 to 7 years)                              $15,928           $5,144            $15,773          $3,821


      Intangible assets amortization expense was $662,000 for the three months ended June 30, 2002 and $1,323,000 for the six months ended June 30, 2002. It is estimated to be $1,325,000 for the remainder of 2002, $2,650,000 in 2003, $2,484,000 in 2004, $1,798,000 in 2005 and $1,349,000 in 2006, related to our non-network software.

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

                              Verizon Delaware Inc.

3.    Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

4.    Dividend

      On August 1, 2002, we declared and paid a dividend from Reinvested Earnings in the amount of $9,500,000 to Verizon Communications.

5.    Debt

      During March 2002, we recorded an extraordinary charge associated with the early extinguishment of $10,000,000 of 7% debentures due on December 1, 2008, which reduced net income by $23,000 (net of an income tax benefit of $16,000). In addition, we issued a $25,000,000 long-term note with an affiliated company, Verizon Network Services Holdings Inc. This note will mature on March 30, 2007 and carries a floating interest rate, based upon the 3-month LIBOR plus 60 basis points, which will reset quarterly.

6.    Shareowner's Investment


                                                                   Common            Capital        Reinvested
(Dollars in Thousands)                                              Stock            Surplus          Earnings
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                    $ 118,442          $  17,422         $  66,380
Net income                                                                                              29,852
Dividends declared to Verizon Communications                                                           (19,500)
Other                                                                                     11
                                                           ------------------------------------------------------
Balance at June 30, 2002                                        $ 118,442          $  17,433         $  76,732
                                                           ======================================================


      Net income and comprehensive income were the same for the six months ended June 30, 2002 and 2001.

                              Verizon Delaware Inc.

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

      Several regulatory matters may require us to refund to customers a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

      Regulatory conditions to the Bell Atlantic - GTE merger include commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

8.    Investment in Verizon Ventures III Inc.

      In December 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As a result of the transfers, we acquired an ownership interest in Ventures III, which we accounted for under the equity method of accounting.

      In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commission for approval of the transfer of these assets back to us. During the fourth quarter of 2001, after required state regulatory approvals were obtained, Ventures III transferred these assets to us. In consideration of the transfer of these assets, we surrendered our common stock in Ventures III and remitted cash compensation.

      No gain or loss was recognized as a result of the reintegration of the advanced data assets to us. This reintegration did not have a material effect on our results of operations or financial condition.

9.    Employee Severance and Other Items

      In connection with the Bell Atlantic-GTE merger on June 30, 2000, we incurred charges associated with employee severance of $1,499,000. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. As of June 30, 2002, the severances in connection with the Bell Atlantic-GTE merger are complete.

       During the fourth quarter of 2001, we recorded a charge of $5,680,000 for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $3,130,000 associated with employee severance and related pension enhancements. The charge included severance benefits of $2,130,000 as recorded under SFAS No. 112 and related pension enhancements of $1,000,000. As of June 30, 2002, a total of approximately 50 employees have been separated under the 2001 and 2002 severance programs, excluding a significant number of voluntary separations that were not processed by June 30, 2002. The remaining severance liability relating to these programs is $6,855,000, which includes future payments to employees separated as of June 30, 2002. We expect to complete the severance programs within a year of when the charge was recorded.

      Also, in the second quarter of 2002, we recorded a pension settlement gain of $2,500,000 as a result of pension plan distributions which surpassed the sum of service cost and interest cost during the year. Settlements of pension obligations and special termination benefits are recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

      In addition, during the second quarter of 2002, we recorded an impairment charge of $800,000 driven by our financial statement exposure of WorldCom Inc.

                              Verizon Delaware Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
           (Abbreviated pursuant to General Instruction H(2).)

       This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

      We reported net income of $29,852,000 for the six month period ended June 30, 2002, compared to net income of $20,872,000 for the same period in 2001. Our reported results for the first half of 2002 included the following special items:

Employee Severance and Other Items

      During the second quarter of 2002, we recorded a charge of $3,130,000 associated with employee severance and related pension enhancements. The charge included severance benefits of $2,130,000 as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," and related pension enhancements of $1,000,000.

      Also, in the second quarter of 2002, we recorded a pension settlement gain of $2,500,000 as a result of pension plan distributions which surpassed the sum of service cost and interest cost during the year. Settlements of pension obligations and special termination benefits are recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

      In addition, during the second quarter of 2002, we recorded an impairment charge of $800,000 driven by our financial statement exposure of WorldCom Inc.

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

OPERATING REVENUES
------------------
(Dollars in Thousands)


                                                          Six Months Ended June 30,
                                               -----------------------------------------
                                                        2002                     2001
----------------------------------------------------------------------------------------
Local services                                      $ 98,235                 $ 96,373
Network access services                               55,233                   50,804
Long distance services                                 6,256                    5,790
Other services                                         8,435                    8,459
                                               -----------------------------------------
Total                                               $168,159                 $161,426
                                               =========================================


      We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

                              Verizon Delaware Inc.

LOCAL SERVICES

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Six Months                                        $1,862           1.9%
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

      Local service revenues increased in the first six months of 2002 primarily as a result of higher demand and usage of our private line and directory assistance services. These increases were substantially offset by the effect of lower demand and usage of some basic wireline services, as reflected by a decline in our switched access lines in service of 1.9% from June 30, 2001. This decrease primarily reflects the impact of the economic slowdown and competition. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines.

NETWORK ACCESS SERVICES

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Six Months                                        $4,429           8.7%
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

      Network access service revenue growth in the first six months of 2002 was mainly attributable to higher customer demand for special access services, particularly for high-capacity, high-speed digital services, and to the reintegration of Ventures III. These increases were partially offset by the impact of the slowing economy, as reflected by a decline in minutes of use from carriers and CLECs.

LONG DISTANCE SERVICES

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Six Months                                          $466           8.0%
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

      Long distance service revenues increased in the first six months of 2002 primarily due to the effect of an accrual in 2001 in connection with refunds to customers. This increase was partially offset by competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution and the slowing economy also affected long distance service revenue growth.

                              Verizon Delaware Inc.

OTHER SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                         $(24)          (.3)%
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

      Other service revenues decreased in the first six months of 2002 primarily due to lower facilities rental revenues from affiliates. This decrease is substantially offset by an increase in CPE sales.

OPERATING EXPENSES
------------------
(Dollars in Thousands)


OPERATIONS AND SUPPORT

      2002 - 2001                                            (Decrease)
--------------------------------------------------------------------------------
      Six Months                                      $(2,505)         (3.1)%
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

      The decrease in operations and support expenses was primarily attributable to effective cost control measures, the effect of pension settlement gains recorded in the second quarter of 2002 associated with lump-sum settlements of pension obligations for some former employees and lower employee costs associated with declining workforce levels. Lower interconnection and related costs associated with reciprocal compensation arrangements, as well as lower employee overtime pay also contributed to the decrease in operations and support expenses. These decreases were partially offset by employee severance and related pension enhancement costs recorded in the second quarter of 2002, as well as salary and wage increases for employees. The reintegration of Ventures III and an increase in the provision for uncollectible accounts receivable further offset the decline in operations and support expenses for the six months ended June 30, 2002.

DEPRECIATION AND AMORTIZATION

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Six Months                                          $353           1.0%
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

      Depreciation and amortization expense increased in the first six months of 2002 primarily due to growth in depreciable telephone plant and, to a lesser extent, increased software amortization costs. These increases were substantially offset by the effect of lower rates of depreciation.

                              Verizon Delaware Inc.

OTHER RESULTS
-------------
(Dollars in Thousands)


OTHER INCOME AND (EXPENSE), NET

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Six Months                                        $3,444         104.2%
--------------------------------------------------------------------------------

      Other income and (expense), net includes equity income (losses), interest income and other nonoperating income and expense items. As a result of the reintegration of Ventures III in the fourth quarter of 2001, we no longer recognize equity income (losses) from this investment.

      The increase in other income and (expense), net, was primarily attributable to the effect of equity losses recognized in 2001 from our investment in Ventures III.

INTEREST EXPENSE

      2002 - 2001                                            (Decrease)
--------------------------------------------------------------------------------
      Six Months                                        $(569)        (11.5)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense decreased in the first six months of 2002, over the same period in 2001, primarily as a result of lower interest rates on short-term debt with an affiliate.

EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2002                                                     40.8%
--------------------------------------------------------------------------------
      2001                                                     44.4%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and extraordinary item. Our effective income tax rate was lower for the six months ended June 30, 2002, compared to the same period in 2001, primarily due to the effect of equity losses associated with our investment in Ventures III, which were recorded in 2001, for which we did not recognize income tax benefits.

EARLY EXTINGUISHMENT OF DEBT

      During March 2002, we recorded an extraordinary charge associated with the early extinguishment of $10,000,000 of 7% debentures due on December 1, 2008, which reduced net income by $23,000 (net of an income tax benefit of $16,000).

      See Note 5 to the Condensed Financial Statements.

                              Verizon Delaware Inc.

OTHER MATTERS
-------------

In-Region Long Distance

      Under the Telecommunications Act of 1996, our ability to offer in-region long distance services (that is, services originating in the state where we operate as a local exchange carrier) is largely dependent on satisfying specified requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of UNEs, or by interconnecting their own networks to ours. We must also demonstrate to the FCC that entry into the in-region long distance market would be in the public interest.

      On June 27, 2002, we filed an application with the FCC to offer long-distance service in Delaware. The FCC must rule on this application by September 25, 2002. In-region long distance would be offered by a separate non-regulated subsidiary of Verizon Communications Inc. as required by law.


Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.


Compensation for Internet Traffic

      We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

                              Verizon Delaware Inc.

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

      Several parties, including Pac-West Telecomm and Focal Communications Corp. have requested rehearing, asking the court to vacate the underlying order. A decision on the rehearing petitions remains pending, and the FCC's underlying order remains in effect.

                              Verizon Delaware Inc.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                Exhibit
                Number
                ------

                  3b     Amended Bylaws of Verizon Delaware Inc.

                  12     Computation of Ratio of Earnings to Fixed Charges.

           (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2002.

                              Verizon Delaware Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Verizon Delaware Inc.




Date:  August 14, 2002                      By  /s/ Edwin F. Hall
                                               ---------------------------------
                                                    Edwin F. Hall
                                                    Controller

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2002.

                                 EXHIBIT INDEX


                Exhibit
                Number
                ------

                  3b     Amended Bylaws of Verizon Delaware Inc.

                  12     Computation of Ratio of Earnings to Fixed Charges.